Form 10QSB
period 2006-04-30
SOUTHERN IOWA BIOENERGY LLC
filed 2006-07-28
CIK 1342630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended April 30, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 333-131775
SOUTHERN IOWA BIOENERGY LLC
(Exact name of small business issuer as specified in its charter)

Iowa	20-2226223
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
115 S. LINDEN STREET, LAMONI, IOWA 50140
(Address of principal executive offices)
(641) 784-3510
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
     As of July 25, 2006, there were 2,172 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Southern Iowa BioEnergy, LLC
(A Development Stage Company)
Unaudited Balance Sheet
April 30, 2006
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$455,935

Total Current Assets	455,935

PROPERTY, PLANT AND EQUIPMENT
Land	190,000
Furniture and Fixtures	13,696

203,696
Accumulated Depreciation	(862)

Net Property, Plant and Equipment	202,834

OTHER ASSETS
Deferred Offering Costs	108,609
Land Option	15,000

Total Other Assets	123,609

TOTAL ASSETS	$782,378

The accompanying Notes are an integral part of these financial statements.

Southern Iowa BioEnergy, LLC
(A Development Stage Company)
Unaudited Balance Sheet
April 30, 2006
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current Maturities of Long-Term Contracts Payable	$10,000
Accounts Payable	90,434
Property Taxes Payable	200

Total Current Liabilities	100,634

LONG-TERM LIABILITIES-NET OF CURRENT MATURITIES
Contracts Payable	40,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Member contributions, 2,172 Units outstanding at April 30, 2006	956,164
Deficit Accumulated During Development Stage	(314,420)

Total Members’ Equity	641,744

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$782,378

The accompanying Notes are an integral part of these financial statements.

Southern Iowa BioEnergy, LLC
(A Development Stage Company)
Unaudited Statement of Operations

				From Inception	From Inception
				(January 26,2005)	(January 26, 2005)
	Three Months Ended	Three Months Ended	Six Months Ended	Through	Through
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	April 30, 2006

Revenues	$0	$0	$0	$0	$0

Cost of Revenues	0	0	0	0	0

Gross Profit	0	0	0	0	0

Operating Expenses
Depreciation	404	0	556	0	862
Property Insurance	448	0	607	0	20,050
Property Taxes	134	0	163	0	163
Advertising	18	0	255	0	723
Bank Charges	0	0	16	0	16
Director’s Expense Reimbursement	4,677	0	8,898	0	11,581
Energy Consultant	2,875	0	5,625	0	15,779
Independent Consultant	8,355	0	14,688	0	35,138
Legal & Professional	68,509	25,000	133,526	25,000	273,455
Licenses and Fees	0	0	0	0	32
Meetings and Travel	50	0	287	0	557
Miscellaneous	0	0	0	0	0
Postage	95	0	137	0	488
Public Relations	0	0	0	0	49
Telephone	335	0	890	0	978
Office Supplies	573	51	1,168	51	1,342
Repairs and Maintenance	1,280	0	1,280	0	1,280
Rent and Leases	1,200	0	2,100	0	2,400
Research and Development	0	0	500	0	38,032
Utilities	594	0	1,164	0	1,394

Total Operating Expenses	89,546	25,051	171,861	25,051	404,320

Operating Loss	(89,546)	(25,051)	(171,861)	(25,051)	(404,320)

Other Income/(Expense)
Grant Income	46,599	0	46,599	0	76,599
Interest Income	4,263	0	9,066	0	13,300
Interest Expense	0	0	0	0	0

Total Other Income	50,863	0	55,665	0	89,899

Net Income/(Loss)	($38,683)	($25,051)	($116,195)	($25,051)	($314,420)

Weighted Average Units Outstanding	2,172	405	2,172	405	1,425

Net Loss Per Unit	($17.81)	($61.85)	($53.50)	($61.85)	($220.65)

The accompanying Notes are an integral part of these financial statements.

Southern Iowa BioEnergy, LLC
(A Development Stage Company)
Unaudited Statement of Cash Flows

	From Inception		From Inception
	(January 26, 2005)		(January 26, 2005)
	Through	Six Months Ended	Through
	April 30, 2005	April 30, 2006	April 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($25,051)	($116,195)	($314,420)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities
Depreciation	0	556	862
Change in Assets and Liablilities
Increase in Accounts Payable	10,000	8,847	27,125
Increase in Property Tax Payable	0	200	200

Net Cash Used in Operating Activities	(15,051)	(106,592)	(286,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Land Option		(15,000)	(15,000)
Expenditures for Property, Plant and Equipment	0	(11,647)	(203,696)

Net Cash Used in Investing Activities	0	(26,647)	(218,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-Term Borrowings on Contract	0	0	50,000
Membership Contributions	35,000	0	999,665
Payments for Cost of Raising Capital	0	0	(43,501)
Payments for Deferred Offering Costs	0	28,904	45,300

Net Cash Provided by (used in) Financing Activities	35,000	28,904	960,864

Net Increase (Decrease) in Cash and Cash Equivalents	19,949	(162,143)	455,935
Cash and Cash Equivalents — Beginning of Period	0	618,078	0

Cash and Cash Equivalents — End of Period	$19,949	$455,935	$455,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Deferred offering costs included in accounts payable	$0	$63,309	$63,309

The accompanying Notes are an integral part of these financial statements.

Notes to Financial Statements
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2005, contained in the Company’s registration statement on Form SB-2.
In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
Note 1: Organization and Nature of Business
The Company was organized to fund and construct a 30 million gallon biodiesel plant with distribution to Midwest states. The proposed plant site is to be located northeast of Lamoni in Decatur County Iowa. Construction is anticipated to begin in the fall of 2006. As of April 30, 2006, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising, and permitting activities.
Note 2: Summary of Significant Accounting Policies
The significant accounting practices and policies are summarized below.
Fiscal Reporting Period
The Company adopted a fiscal year ending October 31 for reporting financial operations.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant estimates include the deferral of expenditures for offering costs which are dependent upon successful financing and project development, as discussed below. It is at least reasonably possible that these estimates may change in the near term.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity date of three months of less to be cash equivalents.
Credit Risk – Financial Institutions
The Company maintains cash balances with the local financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2006, cash balances exceeded Federal Deposit Insurance Corporation coverage by $42,734.

Note 2: Summary of Significant Accounting Policies (Continued)
Fair Value of Financial Instruments
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at April 30, 2006, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.
Property, Plant and Equipment
Land and equipment, including significant improvements thereto, are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is computed using the straight-line methods at rates calculated to amortize the cost over the estimated useful lives of the assets.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.
Organization and Start up Costs
The Company expenses all organizational and start up costs as incurred.
Advertising
The Company expenses advertising costs as they are incurred.
Grants
The Company will recognize grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant. Grant income received for incremental expenses that otherwise would not have been incurred are netted against the related expense.
Income Taxes
The Company, as a limited liability company is not subject to income taxes, as the members are taxed individually on their share of the Company’s earnings. Therefore, no provision for federal or state income taxes has been included in these financial statements.
Distribution of Net Income and Losses
The Company’s net income or loss is allocated to the members based on their percentage of total capital ownership.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

Notes to Financial Statements (Continued)
Note 3: Development Stage Enterprise
The Company was formed on January 26, 2005 to have an indefinite life. The Company was initially capitalized by contributions from seed capital investors. It is in the planning stages to build a biodiesel plant.
Note 4: Members’ Equity
Membership Units
As specified in the Company’s Articles of Organization, the Company has one class of membership units, which includes certain restrictions as specified in the Company’s Operating Agreement and pursuant to applicable tax and securities laws.
The Company issued 518 units to its board of directors at a price of $333 per unit.
Private Placement Memorandum
The Company issued a Private Placement Memorandum dated July 5, 2005 for the sale of 1,654 capital units. The units were offered at a price of $500 per unit. All 1,654 units were sold and issued at August 5, 2005 through this offering and remain outstanding at April 30, 2006. The proceeds from this offering are being used to pay for organizational and development costs and expenses the Company has incurred in connection with this project.
As of April 30, 2006, the Company had issued an outstanding 2,172 units held by 77 members in consideration of total capital contribution of $999,665.
Registration Statement
The Company filed a registration statement with the Securities and Exchange Commission on Form SB-2. The registration was declared effective on June 9, 2006, at which time the Company began selling units. The Offering is for up to a maximum of 30,250 additional units for sale at $1,000 per unit ($30,250,000). The potential investor must submit a 10% deposit with their subscription agreement and execute a promissory note for the remaining balance due upon 30 days notice from the Board of Directors.
The Company will reach financial close when they have obtained a written debt financing commitment for the debt needed to complete the development and construction of the proposed 30 million gallon biodiesel plant and provide sufficient working capital for initial start-up.
Note 5: Property, Plant and Equipment
The cost of property, plant and equipment at April 30, 2006 is as follows:

	Life in
	Years	Cost

Furniture and Fixtures	3-7	$5,896
Vehicles	5	$7,800
     Our cost of land was $190,000.

Notes to Financial Statements (Continued)
Note 5: Property, Plant and Equipment (Continued)
On November 8, 2005, the Company signed a land option agreement with Graceland College for approximately 80 acres of land. The Company paid $15,000 for the land option. If the Company exercises the option, the cost of the land will be $198,500. The option will expire on December 31, 2007.
Note 6: Contract Payable
The Company entered into an installment agreement for the purchase of approximately 20 acres of land near Osceola, Iowa for $60,000. Under the terms of the agreement, the Company paid $10,000 at closing, and the remaining balance will be paid over three years. The contract bears an 8% interest rate, and is payable in $10,000 installments due on August 20 of each year with a balloon payment of the remaining contract balance due on August 20, 2008.
During September 2005, the Company approved for a $100,000 forgivable loan and a $300,000 interest free loan from the Iowa Department of Economic Development. No amounts have been drawn on these available loans as of April 30, 2006.
An aggregate annual maturity of long-term debt outstanding at April 30, 2006 is as follows:

Maturity Date
Year Ending
October 31
2006	$10,000
2007	10,000
2008	30,000

50,000

Note 7: Leases
The Company has an office lease through August 2006. The Company is generally responsible for utilities and services for the office. Rent expense for the office was $1,200 for the three month period ended April 30, 2006.
Note 8: Grants
The Company has applied for various Federal, State and Local grants. To date, the Company has received a total of $76,599 of grants to be used for general business and operating expenses.
On October 20, 2005, the Company was approved for the Value Added Producer Grant (VAPG) to receive up to $100,000 for use in the planning and development for the plant.
On October 31, 2005, the Company was approved by the United States Department of Agriculture to receive up to $500,000 for the construction of the plant.
Note 9: Commitments and Contingencies
Plant Construction
On March 2, 2005, the Company entered into a non-binding letter of intent with a contractor for Phase 1 services which include providing advice and assistance with respect to among other things, preliminary

Notes to Financial Statements (Continued)
Note 9: Commitments and Contingencies (Continued)
engineering, technology, staffing requirements, market and competitor analysis, marketing strategies and support, customer analysis, raw materials and input costing, capitalization requirements, state and federal incentives, risk analysis, review of financial data and projections, organizational analysis and investor presentations. On September 7, 2005, the Company entered into a non-binding letter of intent for Phase 2 services with the same contractor to provide design work, define electrical and mechanical systems, and establish infrastructure and utility requirements. The Company agreed to pay them $150,000 for these services, $50,000 upon signing this agreement and $100,000 upon completion by the consulting firm of the services described above.
The total cost of the project, including the construction of the biodiesel plant and start-up expenses, is expected to approximate $39,750,000 to $56,305,000 depending on which phase of construction is completed. The Company anticipates funding the development of the biodiesel plant with approximately $20,000,000 to $30,250,000 in equity capital and $18,750,000 to $25,055,000 in debt financing. The amount of debt financing needed depends on the amount of equity raised in the Offering.
Consulting Contracts
The Company entered into an agreement with Decatur County Development Corporation to serve as a consultant for the development of the project. Under the agreement, the Company will pay Decatur County Development Corporation $8,000. Dr. William D. Morain, Leon Kessel, Alan Elefson, J.R. Cornett and Randy Layton, all initial directors of the Company, are directors of the Decatur County Development Corporation. In addition, an initial director of the Company is the husband of the executive director of the Decatur County Development Corporation.
The Company entered into a Consulting Agreement dated March 15, 2005 with Randy Layton, one of the initial directors, to provide consulting and project development services in connection with the development, financing, start-up and construction of the biodiesel plant from March 15, 2005 until December 31, 2005. In exchange for these services, Mr. Layton received consulting fees of $18,866 through October 31, 2005 and an additional $7,917 subsequent to October 31, 2005 through December 31, 2005.
On February 23, 2006, the Company entered into a consulting agreement with a marketing group to provided services relating to development of collateral materials, presentation materials, and advertising related to the Company’s equity drive. The Company will pay a range of approximately $197,000 to $282,000 for the services provided.
On March 13, 2006, the Company entered into an engagement agreement with Ascendant Partners, Inc., to prepare a feasibility study for a transportation facility in Osceola, Iowa. Under the agreement, the Company is required to pay $15,000. In March 2006, the Company paid $5,000, the remaining $10,000 will be due upon completion of the feasibility study.
LAND CONTRACTS
In November 2005, the Company signed a land option agreement with Graceland College to have the option to purchase approximately 80 acres of land for the potential plant site. The Company paid $15,000 for the land option. If the Company exercises the option, the cost of the land will be $198,500. The option will expire on December 31, 2007 but the Company has the right to extend the option for one year if an additional $15,000 is paid. If the option is exercised during the time permitted, the option price will be applied to the purchase price. If the option is not exercised, the option price shall be forfeited.

Notes to Financial Statements (Continued)
Note 10: Related Party Transactions
On June 29, 2005, the Company entered into an agreement to purchase approximately 13 acres of land near Osceola, Iowa for the potential transportation facility from a director of the Company. The Company paid $30,000 as a down payment and made the final payment of $100,000 on October 3, 2005, when they took possession of the land.
Note 11: Subsequent Events
The Registration Statement filed with the Securities and Exchange Commission became effective on June 9, 2006, and the amounts subscribed to date is approximately $5,700,000.
In July, the Company entered into a $2,200,000 short-term mortgage with a bank to acquire the necessary funds to enter into and make payment on a pre-construction agreement. Interest is charged at 12% and the entire balance, including principal and interest, must be repaid no later than October 12, 2006. The mortgage is secured by substantially all the Company’s assets. In addition, five of the Company’s directors, each executed personal guarantees from $175,000 to $300,000 to secure the mortgage. In consideration for the personal guarantees, the Company agreed to pay each director a fee equal to 5% of the amount personally guaranteed. We did not utilize the funds from the loan and on July 14, 2006 we repaid the loan with interest.
In July 2006, the Company entered into a management and operational services agreement with a party, related to the general contractor, to provide for the overall management of the Company, including providing on-site general and operations managers, acquiring feed stocks and the basic chemicals necessary for operation, performing administrative, sales and marketing functions. The contract requires a monthly fee equal to $.057 per gallon of biodiesel produced and an annual net income bonus of 6% of net income, as determined by the agreement. The monthly fee will be adjusted periodically per the terms of the agreement. The term of the agreement is 3 years after the end of the first month in which biodiesel is produced for sale. The agreement shall continue after the initial term unless and until one party gives written notice of termination to the other of a proposed termination date at least 12 months in advance of a proposed termination date. The initial term or any subsequent term may also be modified upon the mutual written consent of the parties. Early termination may occur if certain conditions in the contract are not met. In the case of early termination the breaching party will be required to indemnify the other party for losses, claims and damages resulting from the termination.
In July, the Company entered into a consulting agreement with an individual to provide independent consultation and assistance in planning equity marketing efforts, training our officers and directors to conduct marketing efforts, and scheduling informational meetings. The Company will pay an initial fee of $25,000 and in addition a conditional bonus of $225,000 will be paid upon closing of permanent financing necessary to complete the project. This agreement may be terminated at any time, with or without cause, upon 10 days prior written notice.

Item 2. Management’s Discussion and Analysis and Plan of Operation
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.
•	Changes in the availability and price of soybean oil;

•	Biodiesel supply in excess of demand;

•	Our ability to implement our expansion plans;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing biodiesel from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state biodiesel tax incentives;

•	Changes and advances in biodiesel production technology;

•	Addition biodiesel plants built in close proximity to our biodiesel facility in south central Iowa; and

•	Competition from other alternative fuel additives.
     Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
     Southern Iowa BioEnergy LLC was formed as an Iowa limited liability company on January 26, 2005, for the purpose of constructing and operating a 30 million gallon per year biodiesel plant near Lamoni in southern Iowa. We amended our Articles of Organization by filing our Amended and Restated Articles of Organization with the Iowa Secretary of State of April 15, 2005. We have not yet engaged in the production of biodiesel and its co-products. We do not expect to generate revenues until the plant is completed constructed and operational. Construction of the biodiesel plant is expected to take 12 – 15 months from the date our registered offering closes. We anticipate completion of plant construction by early 2008.
     The construction of our facility has been separated into four Phases. Our ability to complete each Phase will be dependent upon the amount of capital raised in this offering and the amount of debt financing we are able to secure from a lender. If we meet the threshold amounts of equity and debt set forth below to complete each respective Phase of the project, we intend to proceed with that Phase. Our projections and business plan take into account differences in operating the plant depending on which Phase we actually construct. We may not be able to proceed with all or any of the Phases.

Phase I
     Phase I is a 30 million gallon per year biodiesel production facility that utilizes only refined soybean oil to produce biodiesel at an estimated total project cost of $39,750,000.
Phase II
     Phase II is a 30 million gallon per year biodiesel production facility that produces biodiesel from both refined and crude soybean oil at an estimated total project cost of $44,661,250.
Phase III
     Phase III is a 30 million gallon per year biodiesel production facility that produces biodiesel from both refined and crude soybean oil and has a transportation facility in Osceola, Iowa at an estimated total project cost of $50,890,000.
Phase IV
     Phase IV is a 30 million gallon per year biodiesel production facility that produces biodiesel from both refined and crude soybean oil and animal fats and has a transportation facility in Osceola, Iowa at an estimated total project cost of $56,305,000.
     We plan to finance our project with a combination of equity and debt capital. We raised $999,665 from our founding members and seed capital investors in a private placement for the purpose of funding our developmental, organizational and offering expenses. We filed a Registration Statement on form SB-2 with the SEC which became effective on June 9, 2006 and intend to raise a minimum of $20,000,000 and a maximum of $30,250,000 in our registered offering. Including the $999,665 we raised from our founding members and in the seed capital offering and depending on the level of equity raised in this offering and the amount of any grants we may be awarded, we will need to obtain debt financing, grants and other incentives ranging from approximately $18,750,000 to $25,055,000 in order to fully capitalize the project. We have no contracts or commitments with any bank, lender or financial institution for debt financing. We have received a preliminary term sheet from AgStar Financial Services, ACA, a potential senior lender, indicating the terms and conditions we may anticipate in obtaining debt financing. However, a term sheet is not a contract or commitment, and there is no assurance that we will be able to obtain the senior debt financing or that adequate debt financing will be available on the terms we currently anticipate. The level of debt we require may be reduced by any grants awarded to us. Depending on the number of units sold, we may also seek third party credit providers to provide subordinated debt for the construction and initial operating expenses of the project.
     We are in the development phase, and until the proposed biodiesel plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the biodiesel plant is operational. Since we have not yet become operational, we do not yet have comparable income, production and sales data. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.
Plan of Operations for the Next 12 Months
     We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site acquisition and development; and (3) plant construction and start-up operations. Assuming the successful completion of our registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. Our business plan has been developed to provide flexibility in realizing the successful completion of our project. As such, certain elements of the design are optional and will be included in the project if funding is sufficient and such elements are deemed to be in the best interest of our project. In addition, we expect our seed capital proceeds to supply us with enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training. We estimate that we will need between $39,750,000 and $56,305,000 to complete the project, depending upon the amount of equity raised in this offering and based thereon, the nature of the facility we anticipate building.

     We continually update our business plan. The following schedule lists the steps we have already taken and those steps we expect to take in the capitalization; site acquisition and development; and plant construction and start-up:
January – March 2006
•	Updated business plan;

•	Recruited and retained first key employee;

•	Prepared marketing campaign for offering;

•	Preliminary contact with lenders for debt financing;

•	Completed agreements for water, electricity, gas and sewer services; and

•	Begin discussions with BSNF Railway for the rail transloading facility in Osceola.
     We used our seed capital offering proceeds to complete the above items from. Agreements have been reached for water, electricity, and gas, easements have been acquired and cost estimates made for the provision of these utilities. In January 2006, we hired our first key employee, an administrative assistant to assist us in our office.
April – June 2006
•	Began equity drive;

•	Established web site and public information as needed;

•	Continued negotiations to obtain debt financing;

•	Obtained short-term loan to make down payment to Renewable Energy Group, LLC (“REG”); and

•	Continued developing business procedures and capabilities.
     We used our seed capital proceeds to complete the above items. We obtained a preliminary term sheet from AgStar Financial Services, ACA, indicating the terms and conditions we may anticipate in obtaining debt financing. However, this is not a binding agreement or contract and if we do enter into final agreements, they may not be upon the terms we expect.
     We entered into a short-term mortgage with Great Western Bank on June 12, 2006 to acquire necessary funds to make a down payment to REG. In exchange for $2,200,000, we granted Great Western Bank a security interest in all our real property located in Clarke County, Iowa and all personal property and rents. We must repay the mortgage with interest at a rate of 12% no later than October 12, 2006. We did not utilize the proceeds and on July 14, 2006 we repaid the loan with interest.
July – September 2006
•	Continue equity drive;

•	Complete the decision on the multifuel boiler;

•	Make a down payment to REG for their design, construction and operation of our plant;

•	Enter into a construction contract with REG; and

•	Secure debt financing;
     Funding for our key initiatives in this quarter are dependent upon on the successful completion of this offering and securing debt financing for our project. We believe the flexibility in our business plan allows for different levels of success in fund raising and debt financing. We anticipate entering into a construction services agreement with REG in the near future. We anticipate paying REG a payment of $2.5 million under this agreement. This agreement secures a place in the construction timetable of REG, provides down payments on orders of process equipment, and provides for detailed engineering drawings. Until we are able to enter into the construction services agreement we will not be able to secure a spot in REG’s construction timetable. REG will not establish a construction schedule for us until such payment is made. Depending on the construction schedule of REG, we anticipate beginning site preparation, basic concrete work, construction of buildings using the REG designs and supervision shortly after entering into the agreement. Delays in construction materials, such as steel, may delay our construction schedule. We anticipate proceeding with a multifuel boiler which will reduce energy costs. However, no contract for the boiler has been signed. We have not obtained construction and environmental permits. Any delay in obtaining these permits could significantly delay our construction schedule.
     On July 13, 2006, we entered into a consulting agreement with John Kliegl. Mr. Kliegl will serve as an independent consultant and will assist us in planning our equity marketing efforts, training our officers and directors to conduct equity marketing efforts, and scheduling informational meetings. Mr. Kliegl will receive an initial fee of $25,000. In addition, Mr. Kliegl is eligible for a conditional bonus of $225,000, payable only upon our closing of permanent financing necessary to complete the project.
     On July 26, 2006, we entered into a Management and Operational Services Agreement with West Central Cooperative to provide overall management to our facility. Pursuant to the terms of the agreement, West Central Cooperative will provide us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing and (7) human resources support. In exchange for West Central Cooperative’s services, we will pay West Central Cooperative a monthly fee equal to $0.057 per gallon of biodiesel produced from our facility during the month for which the fee is computed and an annual net income bonus of 6% of net income. The term of the agreement is 3 years after the end of the first month in which biodiesel is produced for sale. The agreement shall continue after the initial term unless and until one party gives written notice of termination to the other of a proposed termination date at least 12 months in advance of a proposed termination date. The initial term may be modified upon the mutual written consent of both parties. Early termination of the agreement may occur if either party fails to perform the conditions of the agreement. West Central Cooperative’s duties and obligation to perform under the agreement does not arise until we enter into a Design-Build Agreement with REG for construction of our facility.
October – December 2006
•	Continue construction of plant;

•	Enter into construction contracts with local contractor as approved by REG;

•	Obtain construction and environmental permits;

•	Develop the trucking capabilities the enterprise will need;

•	Schedule and provide for utility hook-ups; and

•	Provide appropriate public information.
     Funding for this phase is dependent upon obtaining sufficient equity funding in this offering and debt financing. We anticipate that REG will continue to provide design drawings and we will undertake such construction as we are able under their supervision. We expect that the utility extensions will be constructed during the period and have budgeted $310,000 for them. If construction is delayed, the acquisition of feedstocks, methanol, and chemicals may also be delayed. In addition, during this time period, we anticipate developing the trucking capabilities necessary for our operations.
January – June 2007
•	Continue construction of plant;

•	Provide appropriate public information; and

•	Complete utility hook-ups.
     The funding for this period is dependent upon obtaining sufficient equity funding in this offering and sufficient debt financing to carry out our business plan. During this period, we expect construction to continue and the utilities to be connected to the plant.
July – September 2007
•	Recruit, acquire, and train staff as needed;

•	Equip lab and train staff for quality testing;

•	Begin to schedule oil and chemicals supplies; and

•	Begin testing plant components.

     The funding for this quarter is dependent upon obtaining sufficient equity funding in this offering and sufficient debt financing to carry out our business plan. During this quarter, we expect construction to continue. In addition, and depending upon how complete the construction is, we anticipate the first employees being hired for the plant.
October – December 2007
•	Complete testing of processes and do first pilot run;

•	Recruit and train the balance of staff needed;

•	Bring in supplies of oil and chemicals;

•	Work with West Central Cooperative on acquiring feedstocks; and

•	Review markets with West Central Cooperative.
     The funding for this quarter is dependent upon obtaining sufficient equity funding in this offering and sufficient debt financing to carry out our business plan. In addition, we anticipate recruiting the remaining employees needed for the plant and West central Cooperative’s training of the employees to begin. We also anticipate, in this quarter, that feedstock and chemical supplies will be located and pre-marketing of our products will begin.
Project capitalization
     We raised $999,665 from our founding members and in our seed capital offering. We filed a Registration Statement on Form SB-2 with the SEC which became effective on June 9, 2006. We also registered units for sale in the states of Iowa, Kansas, Missouri, Illinois and Alaska. We are currently in the process of registering our units in the states of Colorado, South Dakota, New Mexico and Arkansas. The offering is for a minimum of 20,000 units and a maximum of 30,250 units at a purchase price of $1,000 per unit. There is a minimum purchase of 20 units to participate in the offering with additional units to be purchased in increments of one unit. The minimum aggregate offering amount is $20,000,000 and the maximum aggregate offering amount is $30,250,000. After the offering, there will be 22,172 units issued and outstanding if we sell the minimum number of units offered in this offering and 32,422 units issued and outstanding if we sell the maximum number of units offered in the offering. This included 2,172 units issued to our founding and seed capital members during our previous seed capital offering. As of July 25, 2006, we have received potential subscriptions totaling 5,686 membership units, and we currently have approximately $531,000 of cash held in escrow.
     The offering will end no later than the date on which the maximum number of units have been sold or on June 9, 2007, whichever occurs first. We may also decide to end the offering any time after we have sold the minimum number of units and prior to June 9, 2007. If we decide to abandon the project for any reason, we will terminate the offering. The proceeds from the sale of units will be held in escrow. We will not release funds from the escrow account until specific conditions are satisfied. Those conditions are: (1) the cash proceeds in escrow equal $20,000,000 or more, exclusive of interest; (2) we obtain a written debt financing commitment for debt financing ranging from $18,750,000 to $25,055,000, depending on the level of equity raised and any grant funding received; (3) we elect, in writing, to terminate the escrow agreement; and (4) an affidavit prepared by our escrow agent has been sent to the states in which we have registered units stating that the conditions set out in (1) and (2) have been satisfied.
     While we have had preliminary contact with potential lenders, we have not entered into any construction loan agreements for the project. At this time, we do not know what business and financial conditions will be imposed on us. We may not satisfy the loan commitment conditions before closing, or at all. If this occurs we may:
•	commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•	hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source;

•	return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.
     While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that REG, and any lending institution will prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing. We expect that proceeding with plant construction prior to satisfaction of the loan commitment conditions or closing the loan transaction could cause us to abandon the project or terminate operations. As a result, you could lose all or part of your investment.
     We also do not expect to hold the equity funds indefinitely in an interest-bearing account while we seek another debt financing source because it is possible that REG would not be willing to renew its letters of intent with us until we had secured a debt financing source. If we failed to find a new debt financing source and REG refused a renewal or extension of its letters of intent with us, we would expect to return your investment with any accrued interest after deducting operating expenses.
Site acquisition and development
     During and after the offering, we expect to continue working principally on the preliminary design and development of our proposed biodiesel plant, the acquisition and development of the proposed plant site near Lamoni, Iowa in Decatur County, the acquisition of our proposed transportation facility near Osceola, Iowa in Clarke County (if we proceed with Phase III or Phase IV), obtaining the necessary construction permits, beginning dirt work on the proposed sites, identifying potential sources of debt financing and negotiating the feedstock procurement, biodiesel and glycerin marketing, utility and other contracts. We plan to fund these activities and initiatives using the $999,665 previously raised from our founding members and in our seed capital offering. We believe that our existing funds will permit us to continue our preliminary activities through the end of this offering. If we are unable to close on this offering by that time or otherwise obtain other funds, we may need to discontinue operations.
     The site we selected is approximately 80 acres on the north side of U.S. Highway 69 and approximately 1/2 mile west of Exit 4 on Interstate 35. The land has been devoted to agriculture and is currently in the Conservation Reserve Program. A Phase 1 Environmental Site Assessment by Terracon Consulting Engineers and Scientists did not identify any recognized environmental conditions (RECs), which, in their opinion would require additional assessment at this time. We have entered into a real estate option agreement with Graceland University for the purchase of this site. We paid Graceland University $15,000 for the option. If we exercise the option, we will pay Graceland University $198,500 for the site, with $25,000 payable upon the exercise of the option and the remaining balance due at closing. The term of the option expires on December 31, 2007. We intend to exercise our option with Graceland University at such time as we have broken escrow on this offering.
     We have executed a non-binding letter of intent with Renewable Energy Group, LLC (“REG”) in connection with the design, construction and operation of the biodiesel plant. We expect to pay REG anywhere from $30,420,000 to $44,170,000, depending on how many Phases of the project we complete, in exchange for their services. We are currently in the process of negotiating a legally binding design-build contract with REG, but have not yet entered into a definitive agreement and there is no assurance that we will be able to do so.
Plant construction and start-up of plant operations
     Construction of the project is expected to take 12 – 15 months after closing the offering. We anticipate completion of plant construction by early 2008. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary water, natural gas and other power sources, feedstock procurement agreements and marketing agreements for biodiesel and glycerin. Assuming the successful completion of this offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. The construction of our facility has been separated into four Phases. Our ability to complete each Phase will be dependent upon the amount of capital raised in this offering and the amount of debt financing we are able to secure from a lender. If we meet the threshold amounts of equity and debt set forth below to complete each respective Phase of the project, we intend to proceed with that Phase. Our projections and business plan take into account differences in operating the plant depending on which Phase we actually construct. There is no assurance that we will proceed with all or any of the Phases.
      Phase I
     The anticipated total project cost to complete Phase I is $39,750,000. (This is a preliminary estimate primarily based upon the experience of our general contractor, REG, with biodiesel plants similar to the plant we intend to build and operate in Phase I.) Our letter of intent with REG provides that the proposed plant in Phase I will cost approximately $30,420,000 excluding any change orders we may approve. We expect that costs and expenses incidental to construction and start-up of the Phase I plant will cost approximately an additional $8,780,000. However, except for our non-binding letter of intent with REG, we do not have any binding or non-binding agreements with any contractor or supplier for labor or materials necessary to construct the plant. All of these costs and expenses may change as we continue to develop the project. In addition, our letter of intent with REG provides for an adjustment to the construction price in certain circumstances. As a result, our estimate of the total project cost is not a firm estimate and may change from time to time. These changes could be significant. If we raise at least $20,000,000 (the minimum amount of this offering) and are able to secure a debt financing commitment of at least $18,750,000, we anticipate being able to complete Phase I. Phase I is a 30 million gallon per year biodiesel production facility that utilizes only refined soybean oil to produce biodiesel. In Phase I, we do not anticipate the plant having the capability to convert crude soybean oil or animal fats into biodiesel. In addition, we anticipate that the Phase I project will not include a transportation facility in Osceola, Iowa. Therefore, all of our products would be transported by truck and not by rail.
      Phase II
     The anticipated total project cost to complete Phase II is $44,661,250. (This is a preliminary estimate based upon the experience of our general contractor, REG, with biodiesel plants similar to the plant we intend to build and operate in Phase II.) Our letter of intent with REG provides that the proposed plant in Phase II will cost approximately $33,410,000 excluding any change orders we may approve. We expect that costs and expenses incidental to construction and start-up of the Phase II plant will cost approximately an additional $10,346,250. However, except for our non-binding letter of intent with REG, we do not have any binding or non-binding agreements with any contractor or supplier for labor or materials necessary to construct the plant. All of these costs and expenses may change as we continue to develop the project. In addition, our letter of intent with REG provides for an adjustment to the construction price in certain circumstances. As a result, our estimate of the total project cost is not a firm estimate and may change from time to time. These changes could be significant. If we raise at least $21,330,625 in this offering and are able to secure a debt financing commitment of at least $22,330,625, we anticipate being able to complete Phase II. Phase II is a 30 million gallon per year biodiesel production facility that produces biodiesel from both refined and crude soybean oil. In Phase II, we do not anticipate the plant having the capability to convert animal fats into biodiesel. In addition, like Phase I, we do not anticipate that Phase II will include a transportation facility in Osceola, Iowa. Therefore, all of our products would be transported by truck and not by rail.
      Phase III
     The anticipated total project cost to complete Phase III is $50,890,000. (This is a preliminary estimate based upon the experience of our general contractor, REG, with biodiesel plants similar to the plant we expect to build and operate in Phase III.) Our letter of intent with REG provides that the proposed plant in Phase III will cost approximately $38,585,000 excluding any change orders we may approve. We expect that costs and expenses incidental to construction and start-up of the Phase III plant will cost approximately an additional $11,335,000. However, except for our non-binding letter of intent with REG, we do not have any binding or non-binding agreements with any contractor or supplier for labor or materials necessary to construct the plant. All of these costs and expenses may change as we continue to develop the project. In addition, our letter of intent with REG provides for an adjustment to the construction price in certain circumstances. As a result, our estimate of the total project cost is not a firm estimate and may change from time to time. These changes could be significant. If we raise at least $24,445,000 in this offering and are able to secure a debt financing commitment of at least $25,445,000, we anticipate being able to complete Phase III. Phase III is a 30 million gallon per year biodiesel production facility that produces biodiesel from both refined and crude soybean oil and has a transportation facility in Osceola, Iowa.
     Discussions are underway with the Burlington Northern Santa Fe Railway to help us plan and service the transloading site.
      Phase IV
     The anticipated total project cost to complete Phase IV is $56,305,000. (This is a preliminary estimate based upon the experience of our general contractor, REG, with biodiesel plants similar to the plant we expect to build and operate in Phase IV.) Our letter of intent with REG provides that the proposed plant in Phase IV will cost approximately $44,170,000 excluding any change orders we may approve. We expect that costs and expenses incidental to construction and start-up of the Phase IV plant will cost approximately an additional $11,100,000. However, except for our non-binding letter of intent with REG, we do not have any binding or non-binding agreements with any contractor or supplier for labor or materials necessary to construct the plant. All of these costs and expenses may change as we continue to develop the project. In addition, our letter of intent with REG provides for an adjustment to the construction price in certain circumstances. As a result, our estimate of the total project cost is not a firm estimate and may change from time to time. These changes could be significant. If we raise at least $30,250,000 (the maximum offering amount) in this offering and are able to secure a debt financing commitment of at least $25,055,000 we anticipate being able to complete Phase IV. Phase IV is a 30 million gallon per year biodiesel production facility that produces biodiesel from both refined and crude soybean oil and animal fats and has a transportation facility in Osceola, Iowa.
Employees
     We currently have one administrative employee. In addition, as needed during the completion of the plant construction and commencement of operations, we intend to hire approximately 28 employees. The general manager and operations manager will be leased from West Central Cooperative pursuant to the Management and Operations Agreement. The following table represents the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

Position	# Employed
General Manager	1
Operations Manager	1
Financial Assistant	1
Logistics/Scale Operator	1
Electrical/Control Maintenance	1
Facility Maintenance	1
Lab Technician	1
Biodiesel/Pretreatment Lead Day Shift	2
Biodiesel/Pretreatment Lead Night Shift	2
Operations Specialist Day Shift	6
Operations Specialist Night Shift	6
Load/Receive Lead	1
Load/Receive Specialist	4

TOTAL	28
The position titles, job responsibilities and numbers allocated to each position may differ when we begin to employ individuals for each position.
Trends and Uncertainties That May Affect Management’s Plan of Operation
Growth and Increased Competition in the Biodiesel Industry
     We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
     Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. We do not have any long-term commitments to acquire soybean oil and other inputs for biodiesel production at our plant. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result may result in lower revenues.
     Our revenues will consist of sales of biodiesel and glycerin. We expect biodiesel sales to constitute the bulk of our future revenues. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of your investment. Further, due to the increase in the supply of biodiesel from the number of new biodiesel plants scheduled to begin production and the expansion of current plants, we do not expect current biodiesel prices to be sustainable in the long term and the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
     We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. However, the mandates of the RFS are expect to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.
     Biodiesel production continues to grow as additional plants become operational. In 2005, approximately 75 million gallons of biodiesel were produced in the United States, a three fold increase from 2004 biodiesel production according to the National Biodiesel Board. The National Biodiesel Board currently estimates that there are sixty-five active biodiesel plant in the United States. Fifty companies have plans to construct new biodiesel plants and eight companies have plans to expand their existing biodiesel plants. Biodiesel plants are operating or have been proposed in a total of 34 states. Currently, there are four active biodiesel plants in Iowa and at least 12 other companies have proposed plants in Iowa. According to the National Biodiesel Board, production capacity in the next 18 months could increase by 329 million gallons. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
Competition from other sources of fuel may adversely affect our ability to market our biodiesel.
     Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of your investment.

Liquidity and Capital Resources
Estimated Source of Funds
     The following schedule sets forth our estimated sources of funds for the four Phases of our project. This schedule could change in the future depending on the amount of equity raised in our registered offering and whether we receive additional grants. The schedule may also change depending on the level of senior and subordinated debt incurred.
Source of Funds(1)

	Phase I	Phase II	Phase III	Phase IV
Unit Proceeds	$20,999,665	$22,329,665	$25,444,665	$31,249,665
Senior Debt Financing (2)	$18,750,335	$22,331,585	$25,445,335	$25,055,335
Total Sources of Funds	$39,750,000	$44,661,250	$50,890,000	$56,305,000

(1)	The amount of estimated unit proceeds and senior debt financing will be adjusted depending on the level of grants, subordinate debt and tax increment financing we obtain.

(2)	We have a preliminary term sheet with AgStar Financial Services, ACA, indicating the terms and conditions we may anticipate in obtaining debt financing. However, this is not a binding agreement or contract and if we do enter into final agreements, they may not be upon the terms we expect.
     We do not expect to begin substantial plant construction activity before closing our equity offering and satisfying loan commitment conditions and closing the loan transaction.
Estimated Uses of Proceeds
     The following is our estimate of our costs and expenditures for our biodiesel project over the next 12 months. These estimates are based on discussions with REG and West Central Cooperative. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.
Use of Proceeds

	Phase I	Phase II	Phase III	Phase IV
	Amount	Amount	Amount	Amount
Construction Costs:
Base Construction Cost	$30,420,000	$30,420,000	$30,420,000	$30,420,000
Refinery Process System		$2,990,000	$2,990,000	$2,990,000
Animal Fat Process System				$3,570,000
Transportation Facility			$5,175,000	$7,190,000
Utility Extensions	$310,000	$310,000	$310,000	$310,000
Administrative Building	$250,000	$560,000	$560,000	$560,000
Construction performance bond	$200,000	$225,000	$275,000	$325,000
Construction Insurance Costs	$100,000	$120,000	$135,000	$150,000
Capitalized Interest	$843,750	$971,250	$1,035,000	$1,109,375
Land Cost:	$305,000	$305,000	$305,000	$305,000
Start up Costs:
Financing Costs	$350,000	$410,000	$440,000	$475,000
Organization Costs(1)	$500,000	$500,000	$500,000	$500,000
Working Capital—Account Receivable	$3,500,000	$3,750,000	$3,750,000	$4,000,000
Working Capital—Inventory	$2,700,000	$3,500,000	$4,200,000	$4,200,000
Working Capital— Cash	$271,250	$600,000	$795,000	$200,625
TOTAL	$39,750,000	$44,661,250	$50,890,000	$56,305,000

(1)	Includes estimated offering expenses of $250,000.

Plant Construction. The construction of the plant itself is by far the single largest expense at $30,420,000, $33,410,000, $38,585,000 and $44,170,000 depending upon the amount raised in this offering and the Phase (I through IV) of construction that we proceed with. We have non-binding letters of intent with REG for the initial stages of construction, which cover the initial engineering, plant and site design and finalization of the contract to build the biodiesel plant, but we have not yet signed a binding definitive agreement for plant construction. Our letters of intent do not establish a fixed contract price and there is no guarantee that we will be able to enter into a definitive agreement with REG to design and build the plant at this price or at all. Our estimated construction costs are based on estimated provided by REG.
Land and Site Costs. If the plant is constructed near Lamoni, Iowa in Decatur County, we expect the cost to acquire and develop the production site will be approximately $305,000. Site development primarily consists of site improvements such as dirt work and soil compaction, construction of utility infrastructure, hard surface roads and fencing, as well as maintenance, permitting, and construction management costs. In addition, if we raise sufficient capital to develop a transportation facility near Osceola, Iowa in Clarke County, we anticipate the cost of this site and all improvements, including rail, will be between $5,175,000 and $7,190,000 depending on which Phase (III or IV) of construction we proceed. This cost would include the cost of rail infrastructure and rolling stock needed for the transportation facility. Our board reserves the right to choose either of these sites or completely different sites, in their sole discretion, for any reason.
Construction Performance Bond and Insurance Costs. We estimate the construction bond for the project to cost between $200,000 and $325,000, depending on which Phase (I through IV) of construction that we proceed with, if such bonding is required by our lender. We have budgeted between $100,000 and $150,000 for builder’s risk insurance, general liability insurance, workers’ compensation and property insurance. We have not yet determined our actual costs and they may exceed this estimate.
Administration Building, Furnishings, Office and Computer Equipment. We anticipate expending between $250,000 and $560,000, depending upon which Phase (I through IV) of construction we proceed, to build a light office administration building on the plant site.
Utility Extensions. We anticipate spending $310,000 in utility extensions that are necessary to connect our plant to the utilities necessary for our operations.
Capitalized Interest. This consists of the interest we anticipate accruing during the development and construction period of our project. For purposes of estimating capitalized interest and financing costs, we have assumed debt financing between $18,750,000 and $25,055,000. We determined this amount of debt financing based upon an assumed equity amount of between $20,000,000 and $30,250,000 and seed capital proceeds of $999,665 and an assumed interest rate of 8.5%. If any of these assumptions changed, we would need to revise the level of term debt accordingly. Loan interest during construction will be capitalized and is estimated to be between $843,750 and $1,109,375 depending upon which Phase (I through IV) of construction we proceed with. We have estimated our financing costs of between $350,000 and $475,000 depending upon which Phase (I through IV) of construction we proceed with. Any change in our assumptions, including the amount of tax increment financing and/or debt financing we receive, could result in higher than estimated capitalized interest and financing costs.
Working Capital. We project between $6,471,250 and $8,400,625 of working capital for the project . These costs include between $2,700,000 and $4,200,000 of initial inventories of oil, animal fats and other ingredients, accounts receivable between $3,500,000 to $4,000,000 and cash between $271,250 and $795,000.
Organization and Financing Costs. We anticipate spending between $850,000 and $975,000 on organization and financing costs. These costs include estimated offering expenses of $250,000.
     In the event that we raise equity in our registered offering in excess of that needed to fund the construction of the project in the proposed locations, in the discretion of the board of directors, we may invest the additional funds in the construction and development of additional plants in other location. If our board of directors chooses not to invest excess funds in additional plants, we intend to retain the funds for general corporate uses, including, but not limited to upgrading plant technology and exploring the use of alternative fuel sources.

Grants, Government Programs and Tax Increment Financing
     Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We anticipate applying for those programs that are available. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction of the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans. In addition, even if a grant is awarded, if we do not meet the conditions or criteria of the grant, we will not receive the grant funds. We have applied for the following grants:
     Value Added Agricultural Products and Processes Financial Assistance (VAAPFAP)
     On March 18, 2005, we were awarded up to $20,000 VAAPFAP Grant from the Iowa Department of Economic Development. Under the terms of the grant, the Iowa Department of Economic Development provided us with up to $20,000 for reimbursement of payments made or expenses incurred on behalf of our project for business planning and consulting services.
     In addition, we have received a $100,000 forgivable loan and a $300,000 no interest loan from the Iowa Department of Economic Development. Our application was approved on September 15, 2005.
     United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant
     Nodaway Valley Biodiesel Project applied for the United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant. On August 8, 2005, we merged with Nodaway Valley Biodiesel Project and on October 31, 2005, the application was assigned to us pursuant to the merger. We have received a letter of conditions from the United States Department of Agriculture which have been agreed to by us. We have executed a grant agreement and will receive up to $500,000 to construct our biodiesel facility.
     Value Added Producer Grant (VAPG)
     We have been awarded the United States Department of Agriculture’s VAPG grant. On October 20, 2005 we received a letter of conditions from the United States Department of Agriculture indicating that our application has been selected for funding. We executed the grant agreement on October 2, 2005. Pursuant to the grant agreement, we will receive up to $100,000 for use in the planning and development of our plant.
     Value Added Agricultural Processing Technical Assistance Grant
     We received a Value Added Agricultural Processing Technical Assistance Grant of $5,000 from the Iowa Farm Bureau Federation.
     Enterprise Zone Benefits
     On October 5, 2005, we received an award letter from the Iowa Department of Economic Development indicating that our application for the Enterprise Zone financial assistance was selected for funding. The estimated value of the financial assistance we will receive if we are able to comply with the conditions for disbursement of funds is $3,371,774. The financial assistance includes the following tax benefits:
•	A local property tax exemption on the value added to the property.

•	Additional funding for training new employees. If applicable, these funds would be in addition to those authorized under the Iowa New Jobs Training Program.

•	A refund of state sales, service, or use taxes paid to contractors or subcontractors during construction.

•	An investment tax credit of up to a maximum of 10% of the new investment in machinery and equipment, land, buildings, and improvements to existing buildings. This Iowa tax credit may be carried forward for up to seven years or until depleted.

•	An additional research and development tax credit of up to 6.5%, which may be refundable. This Iowa tax credit is based on increasing research activities within the state and is available while the business is participating in the program for up to 10 years.
     Iowa Soybean Promotion Board
     We received a Soybean Value Added Grant from the Iowa Soybean Promotion Board in the amount of $5,000 on July 22, 2005.
     Small Agri-biodiesel Producer Tax Credit
     Producers with an annual capacity not exceeding 60 million gallons are eligible to receive a credit of 10 cents per gallon for up to 15 million gallons of agri-biodiesel produced. The agri-biodiesel must be sold by such producer to another person: for use by such other person in the production of a qualified biodiesel mixture in such person’s trade or business (other than casual off-farm production); for use by such other person as a fuel in a trade or business; or who sells such agri-biodiesel at retail to another person and places such agri-biodiesel in the fuel tank of such other person; or be used by the producer for any of the foregoing purposes. Because we expect to be classified as a partnership for tax purposes, we would expect to pass the tax credits through to our unit holders. Unit holders would then be able to report and utilize the tax credits on their own income tax returns. We anticipate that our plant will produce 30 million gallons of biodiesel annually and, therefore, we expect to be eligible for the credit. However, if our production exceeds production limits of 60 million gallons a year, we will be ineligible for the credit.
Quarterly Financial Results
     As of April 30, 2006, we had total assets of $782,378 consisting primarily of cash and land. As of April 30, 2006, we had current liabilities of $100,634 consisting primarily of our accounts payable and current maturities of long-term contracts. Since our inception through April 30, 2006, we have an accumulated deficit of $314,420, primarily due to start-up business costs. Total liabilities and members’ equity as of April 30, 2006, was $782,378. Since our inception, we have generated no revenue from operations.
     Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $56,305,000, if we proceed with Phase IV. We raised $999,665 from our founding members and in our seed capital offering. In addition, we are seeking to raise a minimum of $20,000,000 and a maximum of $30,250,000 of equity in this offering. Including the $999,665 we raised from our founding members and in our seed capital offering and depending on the level of equity raised in this offering and the amount of grants and other incentives awarded to us, we expect to require debt financing of at least $18,750,000. This amount of debt financing will increase in the event we proceed with Phases II through IV of the project.
     We hope to attract the senior bank loan from a major bank, perhaps with participating loans from other banks, to construct the proposed biodiesel plant. We have received a preliminary term sheet from AgStar Financial Services, ACA, a potential senior lender, indicating the terms and conditions we may anticipate in obtaining debt financing. However, a term sheet is not a contract or commitment, and there is no assurance that we will be able to obtain the senior debt financing or that adequate debt financing will be available on the terms we currently anticipate. In addition to debt financing, we expect to use subordinate debt financing in the form of bond financing to help capitalize the project. We expect the senior loan will be a construction loan secured by all of our real property, and our receivables and inventories. We plan to pay near prime rate on this loan, plus annual fees for maintenance and observation of the loan by the lender. If we are unable to obtain senior debt in an amount necessary to fully capitalize the project, we may have to seek subordinated debt financing which could have less favorable terms and could require us to issue warrants. Such less favorable terms or the issuance of warrants could reduce the value of our units.

     We do not have contracts or commitments with any bank, lender or financial institution for debt financing. We have started identifying and interviewing potential lenders, however, we have not signed any commitment or contract for debt financing. Completion of the project relies entirely on our ability to attract these loans and close on this offering.
Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include the deferral of expenditures for offering costs, which are dependent upon successful financing of the project. We defer the costs incurred to raise equity financing until that financing occurs. At the time we issue new equity, we will net these costs against the equity proceeds received. Alternatively, if the equity financing does not occur, we will expense the offering costs. It is at least reasonably possible that this estimate may change in the near term.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
     Our management, including our President (the principal executive officer), William T. Higdon, along with our Treasurer, (the principal financial officer), Alan Elefson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We raised $999,665 from our founding members and seed capital investors in a private placement for the purpose of funding our developmental, organizational and offering expenses. Our seed capital offering closed on August 5, 2005. We filed a Registration Statement on Form SB-2 with the SEC which became effective on June 9, 2006. We also registered units for sale in the states of Iowa, Illinois, Kansas, Missouri and Alaska and are in the process of registering units in Colorado, New Mexico, Arkansas and South Dakota. The offering is for a minimum of 20,000 units and a maximum of 30,250 units at a purchase price of $1,000 per unit. There is a minimum purchase of 20 units to participate in the offering with additional units to be purchased in increments of one unit. The minimum aggregate offering amount is $20,000,000 and the maximum aggregate offering amount is $30,250,000. All proceeds from the registered offering have been placed in escrow pending the occurrence of certain events. Therefore, at this time, we have no use of proceeds to report.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     We entered into a short-term mortgage with Great Western Bank on June 12, 2006 to acquire necessary funds to make a down payment to REG. In exchange for $2,200,000, we granted Great Western Bank a security interest in all our real property located in Clarke County, Iowa. We must repay the mortgage with interest at a rate of 12% no later than October 12, 2006. Jack Cooley, Leon Kessel and J.R. Cornett, three of our directors, each executed personal guarantees for $300,000 to secure the mortgage. Bill Higdon and Bill Morain, two of our directors, each executed personal guarantees for $175,000 to secure the mortgage. We did not utilize the proceeds from the loan and on July 14, 2006, we paid off the loan with interest.
     On July 26, 2006, we entered into a Management and Operational Services Agreement with West Central Cooperative to provide overall management of our facility. Pursuant to the terms of the agreement, West Central Cooperative will provide us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing; and (7) human resources support. In exchange for West Central Cooperative’s services, we will pay West Central Cooperative a monthly fee equal to $0.057 per gallon of biodiesel produced from our facility during the month for which the fee is computed and an annual net income bonus of 6% of net income.
     In exchange for West Central Cooperative’s services, we will (1) establish on a monthly basis (or more often if needed) the price for which West Central Cooperative is to sell our biodiesel, and review and determine production levels to be maintained at our facility; (2) provide the names of at least 3 individuals who will be authorized to establish product prices, approve special prices, agree to the handling of off-grade product, and approve the write off of accounts on our behalf; and (3) provide funds for the purchase, installation and maintenance of software, hardware, and related equipment located at our facility to allow communication between us and West Central Cooperative, payment of all compensation, benefits, insurance, taxes and costs with respect to SIBE’s employees necessary for filling operational needs at our facility, and provide offices and computers, cell phones and services and support at our facility to personnel to allow for the appropriate performance of their duties. We will also pay or reimburse reasonable travel and other similar out of pocket expenses incurred by the General Manager and Operations Manager provided by West Central Cooperative in the furtherance of our business.
     The term of the agreement is three (3) years after the end of the first month in which biodiesel is produced for sale. The agreement shall continue after the initial term unless and until one party gives written notice of termination to the other of a proposed termination date at least 12 months in advance of a proposed termination date. The initial term may be modified upon the mutual written consent of both parties. Early termination of the agreement may occur if either party fails to perform the conditions of the agreement.
     West Central Cooperative’s duties and obligation to perform under the agreement does not arise until we enter into a Design-Build Agreement with REG for construction of our facility.

Item 6. Exhibits
     (a) The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
10.1	Consulting Agreement between Southern Iowa BioEnergy LLC and John Kliegl.

10.2	Mortgage Agreement between Southern Iowa BioEnergy LLC and Great Western Bank.

10.3	Management and Operational Services Agreement with West Central Cooperative.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN IOWA BIOENERGY LLC
Date: 7/27/06	/s/ William T. Higdon
William T. Higdon
President and Chief Executive Officer (Principal Executive Officer)

Date: 7/27/06	/s/ Alan Elefson
Alan Elefson
Treasurer (Principal Financial and Accounting Officer)