Form 10QSB
period 2006-07-31
SOUTHERN IOWA BIOENERGY LLC
filed 2006-09-14
CIK 1342630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended July 31, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 333-131775
SOUTHERN IOWA BIOENERGY LLC
(Exact name of small business issuer as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	20-2226223 (I.R.S. Employer Identification No.)
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
     As of September 8, 2006, there were 2,172 units outstanding.
Transitional Small Business Disclosure Format (Check one):
☐ Yes ☑ No

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statement
SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Balance Sheet
July 31, 2006
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	286,159
Prepaid Expenses	17,367

Total Current Assets	303,526

PROPERTY, PLANT AND EQUIPMENT
Land	190,000
Furniture and Fixtures	18,687

208,687
Accumulated Depreciation	(1,723)

Net Property, Plant and Equipment	206,964

OTHER ASSETS
Deferred Offering Costs	298,234
Land Option	15,000

Total Other Assets	313,234

TOTAL ASSETS	$823,724

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Balance Sheet
July 31, 2006
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current Maturities of Long-Term Contracts	10,000
Accounts Payable	301,803
Property Taxes Payable	200

Total Current Liabilitites	312,003

LONG-TERM LIABILITIES-NET OF CURRENT MATURITIES
Contracts Payable	40,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Member contributions, 2,172 Units outstanding	956,164
Deficit Accumulated During Development Stage	(484,443)

Total Members’ Equity	471,721

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$823,724

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Operations

				From Inception	From Inception
				(January 26, 2005)	(January 26, 2005)
	Three Months Ended	Three Months Ended	Nine Months Ended	Through	Through
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005	July 31, 2006

Revenues	$0	$0	$0	$0	$0

Cost of Revenues	0	0	0	0	0

Gross Profit	0	0	0	0	0

Operating Expenses
Depreciation	861	0	1,417	0	1,723
Property Insurance	1,168	18,500	1,775	18,500	21,218
Property Taxes	0	0	163	0	163
Miscellaneous Labor	650	0	650	0	650
Advertising	73	0	328	0	796
Bank Charges and Loan Origination Fees	69,037	0	69,053	0	69,053
Director’s Expense Reimbursement	7,150	467	16,048	467	18,731
Energy Consultant	0	5,967	5,625	5,967	15,779
Independent Consultant	32,591	10,950	47,279	10,950	67,729
Legal & Professional	24,703	74,431	158,229	99,431	298,158
Licenses and Fees	10,836	0	10,836	0	10,868
Meetings and Travel	16,569	0	16,856	0	17,126
Miscellaneous	638	0	638	0	638
Postage	1,472	157	1,609	157	1,960
Public Relations	250	0	250	0	299
Telephone	1,066	0	1,956	0	2,044
Office Supplies	1,195	3,655	2,363	3,706	2,537
Repairs and Maintenance	0	0	1,280	0	1,280
Rent and Leases	900	0	3,000	0	3,300
Research and Development	0	35,765	500	35,765	38,032
Utilities	403	0	1,567	0	1,797

Total Operating Expenses	169,562	149,892	341,422	174,943	573,881

Operating Loss	(169,562)	(149,892)	(341,422)	(174,943)	(573,881)

Other Income/(Expense)
Grant Income	20,900	25,000	67,499	25,000	97,499
Interest Income	2,106	0	11,172	0	15,406
Interest Expense	(23,467)	0	(23,467)	0	(23,467)

Total Other Income/(Expense)	(461)	25,000	55,204	25,000	89,438

Net Income/(Loss)	($170,023)	($124,892)	($286,218)	($149,943)	($484,443)

Weighted Average units outstanding	2,172	405	2,172	405	1,550

Net loss per unit	$(78.28)	$(308.38)	$(131.78)	$(370.23)	$(312.54)

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Cash Flows

		From Inception	From Inception
		(January 26, 2005)	(January 26, 2005)
	Nine Months Ended	Through	Through
	July 31, 2006	July 31, 2005	July 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($286,218)	($149,943)	($484,443)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation	1,417	0	1,723
Change in Assets and Liablilities
Increase in Prepaid Expenses	(17,367)	0	(17,367)
Increase in Accounts Payable	53,669	73,202	71,947
Increase in Property Tax Payable	200	0	200

Net Cash Used in Operating Activities	(248,299)	(76,741)	(427,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Land down payment	0	(1,000)	0
Payment for Land Option	(15,000)	0	(15,000)
Expenditures for Property, Plant and Equipment	(16,638)	0	(208,687)

Net Cash Used in Investing Activities	(31,638)	(1,000)	(223,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-Term Borrowings on Contract	0	0	50,000
Membership Contributions	0	334,500	999,665
Payments for Cost of Raising Capital	0	0	(43,501)
Payments for Deferred Offering Costs	(51,982)	0	(68,378)

Net Cash Provided by (Used in) Financing Activities	(51,982)	334,500	937,786

Net Increase in Cash and Cash Equivalents	(331,919)	256,759	286,159
Cash and Cash Equivalents — Beginning of Period	618,078	0	0

Cash and Cash Equivalents — End of Period	$286,159	$256,759	$286,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$23,467	$0	$23,467

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Deferred offering costs included in accounts payable	$229,856	$0	$229,856

The accompanying Notes are an integral part of these financial statements.

Notes to Unaudited Financial Statements

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2005, contained in the Company’s registration statement on Form SB-2.
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
Note 1: Organization and Nature of Business
The Company was organized to fund and construct a 30 million gallon biodiesel plant with distribution to Midwest states. The proposed plant site is to be located northeast of Lamoni in Decatur County Iowa. Construction is anticipated to begin in the spring of 2007. As of July 31, 2006, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising, and permitting activities.
Note 2: Summary of Significant Accounting Policies
The significant accounting practices and policies are summarized below.
Fiscal Reporting Period
The Company adopted a fiscal year ending October 31 for reporting financial operations.

Notes to Unaudited Financial Statements (Continued)

Note 2: Summary of Significant Accounting Policies (Continued)
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
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.
Fair Value of Financial Instruments
The Company has cash and cash equivalents and contracts payable, none of which are being held for trading purposes. The Company estimates that the fair value of all financial instruments at July 31, 2006 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.
Credit Risk — Financial Institutions
The Company maintains cash balances with the local financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At July 31, cash balances exceeded Federal Deposit Insurance Corporation coverage by $154,245.

Notes to Unaudited Financial Statements (Continued)

Note 2: Summary of Significant Accounting Policies (Continued)
Property, Plant and Equipment
Land and equipment, including significant improvements thereto, are recorded at the lower of cost or estimated fair value. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is computed using the straight-line methods at rates calculated to amortize the cost over the estimated useful lives of the assets.
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
Grants
The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant. Grant income received for incremental expenses that otherwise would not have been incurred are netted against the related expense.
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

Notes to Unaudited Financial Statements (Continued)

Note 2: Summary of Significant Accounting Policies (Continued)
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
Private Placement Memorandum
The Company issued a Private Placement Memorandum dated July 5, 2005 for the sale of 1,654 capital units. The units were offered at a price of $500 per unit. All 1,654 units were sold and issued at August 5, 2005 through this offering and remain outstanding at July 31, 2006. The proceeds from this offering are being used to pay for organizational and development costs and expenses the Company has incurred in connection with this project.
As of July 31, 2006, the Company had issued an outstanding 2,172 units held by 77 members in consideration of total capital contribution of $999,665.

Notes to Unaudited Financial Statements (Continued)

PUBLIC OFFERING
The Company filed a registration statement with the Securities and Exchange Commission on Form SB-2. The registration was declared effective on June 9, 2006, at which time the Company began selling units. The Offering is for up to a maximum of 30,250 additional units for sale at $1,000 per unit ($30,250,000). The potential investor must submit a 10% deposit with their subscription agreement and execute a promissory note for the remaining balance due upon 30 days notice from the Board of Directors. As of September 6, 2006, the Company has received subscriptions from potential investors totaling approximately $8,900,000.
The Company may break escrow when the Company: (a) has received a minimum of $20,000,000 in subscription proceeds; (b) the Company has obtained a written debt financing commitment for debt financing of at least $18,750,000; (c) the Company has affirmatively elected in writing to terminate the Escrow Agreement; and (d) the Escrow Agent shall have provided the Company an affidavit that the Company may file in the states in which the Units have been registered stating that the foregoing requirements (a), (b) and (c) have been satisfied, The Company will reach financial close upon the execution and delivery of all required documents providing for debt financing.
Note 5: Property, Plant and Equipment
The cost and lives of property, plant and equipment at July 31, 2006 are as follows:

	Life in
	Years	Cost

Furniture and Fixtures	3-7	$10,887
Vehicles	5	$7,800
Our cost of land was $190,000.
On November 8, 2005, the Company signed a land option agreement with Graceland College for approximately 80 acres of land. The Company paid $15,000 for the land option which shall be applied to the purchase price of the land if the option is exercised. If the Company exercises the option, the cost of the land will be $198,500. The option will expire on December 31, 2007.

Notes to Unaudited Financial Statements (Continued)

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
During September 2005, the Company was approved for a $100,000 forgivable loan and a $300,000 interest free loan from the Iowa Department of Economic Development. No amounts have been drawn on these available loans as of July 31, 2006.
An aggregate annual maturity of long-term debt outstanding at July 31, 2006 is as follows:

Maturity Date
Year Ending
October 31
2006	$10,000
2007	10,000
2008	30,000

50,000

Note 7: Financing Arrangements
In July 2006, the Company entered into a $2,200,000 short-term mortgage, bearing interest at 12%, with a bank to acquire the necessary funds to enter into and make payment on a pre-construction agreement. The mortgage is secured by substantially all the Company’s assets. In addition, five of the Company’s directors, each executed personal guarantees from $175,000 to $300,000 to secure the mortgage. In consideration for the personal guarantees, the Company agreed to pay each director a fee equal to 5% of the amount personally guaranteed. Since the Company did not utilize the funds from the loan and on July 14, 2006 the Company repaid the loan with interest, no fees were paid to the directors for their related personal guarantees.
Total interest expense charged to operations for the three month period ended July 31, 2006 amounted to $23,467.

Notes to Unaudited Financial Statements (Continued)

Note 8: Leases
The Company has an office lease through August 2006. The Company is generally responsible for utilities and services for the office. Rent expense for the office was $900 for the three month period ended July 31, 2006. The Company is currently leasing on a month-to-month basis.
Note 9: Grants
The Company has applied for various Federal, State and Local grants. To date, the Company has received a total of $97,499 of grants to be used for general business and operating expenses.
On October 20, 2005, the Company was approved for the Value Added Producer Grant (VAPG) to receive up to $100,000 for use in the planning and development for the plant. To date, the Company has received a total of approximately $67,000 related to this grant.
On October 31, 2005, the Company was approved by the United States Department of Agriculture to receive up to $500,000 for the construction of the plant. To date, the Company has not received any cash related to this grant.
Note10: Commitments and Contingencies
Plant Construction
On March 2, 2005, the Company entered into a non-binding letter of intent with a contractor for Phase 1 services which include providing advice and assistance with respect to among other things, preliminary engineering, technology, staffing requirements, market and competitor analysis, marketing strategies and support, customer analysis, raw materials and input costing, capitalization requirements, state and federal incentives, risk analysis, review of financial data and projections, organizational analysis and investor presentations. On September 7, 2005, the Company entered into a non-binding letter of intent for Phase 2 services with the same contractor to provide design work, define electrical and mechanical systems, and establish infrastructure and utility requirements. The Company agreed to pay $150,000 for these services, $50,000 upon signing this agreement and $100,000 upon completion by the consulting firm of the services described above.

Notes to Unaudited Financial Statements (Continued)

The total cost of the project, including the construction of the biodiesel plant and start-up expenses, is expected to approximate $39,750,000 to $56,305,000 depending on which phase of construction is completed. The non-binding letter of intent discussed above, includes an adjustment to the construction price under certain circumstances and may increase the total cost of the project. The Company anticipates funding the development of the biodiesel plant with approximately $20,000,000 to $30,250,000 in equity capital and $18,750,000 to $25,055,000 in debt financing. The amount of debt financing needed depends on the amount of equity raised in the Offering.
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
On February 23, 2006, the Company entered into a consulting agreement with a marketing group to provided services relating to development of collateral materials, presentation materials, and advertising related to the Company’s equity drive. The Company will pay a range of approximately $197,000 to $282,000 for the services provided. As of July 31, 2006, the Company has paid $28,481 on the consulting agreement.
On March 13, 2006, the Company entered into an engagement agreement with Ascendant Partners, Inc., to prepare a feasibility study. Under the agreement, the Company is required to pay $15,000. During March 2006, the Company paid $5,000, and the remaining $10,000 was paid in July upon completion of the feasibility study.

Notes to Unaudited Financial Statements (Continued)

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
In July 2006, the Company entered into a consulting agreement with an individual to provide independent consultation and assistance in planning equity marketing efforts, training our officers and directors to conduct marketing efforts, and scheduling informational meetings. The Company will pay an initial fee of $25,000 and in addition a conditional bonus of $225,000 will be paid upon closing of permanent financing necessary to complete the project. This agreement may be terminated at any time, with or without cause, upon 10 days prior written notice. To date, the Company has paid $25,000 on the consulting contract.
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

Notes to Unaudited Financial Statements (Continued)

Note 11: Related Party Transactions
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
     This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Competition with other manufacturers in the biodiesel industry;

•	Overcapacity within the biodiesel industry;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil;

•	Changes in the price and market for biodiesel and its co-products;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other oxygenate additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.
     We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
     Southern Iowa BioEnergy LLC was formed as an Iowa limited liability company on January 26, 2005, for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant near Lamoni in southern Iowa. We amended our Articles of Organization by filing our Amended and Restated Articles of Organization with the Iowa Secretary of State of April 15, 2005. We have not yet engaged in the production of biodiesel and its co-products. We do not expect to generate revenues until plant construction is completed and operational. Construction of the biodiesel plant is expected to take 12 — 15 months from the date our registered offering closes. We anticipate completion of plant construction by mid 2008.
     In August 2006, our general contractor, Renewable Energy Group, LLC assigned all our contracts to Renewable Energy Group, Inc. Renewable Energy Group, Inc. will complete the construction of our project. Renewable Energy Group, LLC and Renewable Energy Group, Inc. are hereinafter collectively referred to as “REG.”
     The construction of our facility has been separated into four Phases. Our ability to complete each Phase will be dependent upon the amount of capital raised in our registered offering and the amount of debt financing we are able to secure from a lender. If we meet the threshold amounts of equity and debt set forth below to complete each respective Phase of the project, we intend to proceed with that Phase. Our projections and business plan take into account differences in operating the plant depending on which Phase we actually construct. We may not be able to proceed with all or any of the Phases.
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
     We plan to finance our project with a combination of equity and debt capital. We raised $999,665 from our founding members and seed capital investors in a private placement for the purpose of funding our developmental, organizational and offering expenses. We filed a Registration Statement on form SB-2 with the SEC which became effective on June 9, 2006 and intend to raise a minimum of $20,000,000 and a maximum of $30,250,000 in our registered offering. Including the $999,665 we raised from our founding members and in the seed capital offering and depending on the level of equity raised in our registered offering and the amount of any grants we may be awarded, we will need to obtain debt financing, grants and other incentives ranging from approximately $18,750,000 to $25,055,000 in order to fully capitalize the project. We have no contracts or commitments with any bank, lender or financial institution for debt financing. We have received a preliminary term sheet from AgStar Financial Services, ACA, a potential senior lender, indicating the terms and conditions we may anticipate in obtaining debt financing. However, a term sheet is not a contract or commitment, and there is no assurance that we will be able to obtain the senior debt financing or that adequate debt financing will be available on the terms we currently anticipate. The level of debt we require may be reduced by any grants awarded to us. Depending on the number of units sold in our registered offering, we may also seek third party credit providers to provide subordinated debt for the construction and initial operating expenses of the project.
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
Plan of Operations for the Next 12 Months
     We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site acquisition and development; and (3) plant construction and start-up operations. Assuming the successful completion of our registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. Our business plan has been developed to provide flexibility in realizing the successful completion of our project. As such, certain elements of the design are optional and will be included in the project if funding is sufficient and such elements are deemed to be in the best interest of our project. In addition, we expect our seed capital proceeds to supply us with enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training. We estimate that we will need between $39,750,000 and $56,305,000 to complete the project, depending upon the amount of equity raised in the registered offering and based thereon, the nature of the facility we anticipate building.
Project capitalization
     We raised $999,665 from our founding members and in our seed capital offering. We filed a Registration Statement on Form SB-2 with the SEC which became effective on June 9, 2006. We also registered units for sale in the states of Alaska, Colorado, Illinois, Iowa, Kansas and Missouri. We are currently in the process of registering our units in the states of Arkansas, New Mexico, New York, South Dakota and Washington. The offering is for a minimum of 20,000 units and a maximum of 30,250 units at a purchase price of $1,000 per unit. There is a minimum purchase of 20 units to participate in the offering with additional units to be purchased in increments of one unit. The minimum aggregate offering amount is $20,000,000 and the maximum aggregate offering amount is $30,250,000. After the offering, there will be 22,172 units issued and outstanding if we sell the minimum number of units offered in the registered offering and 32,422 units issued and outstanding if we sell the maximum number of units offered in the offering. This includes 2,172 units issued to our founding and seed capital members during our previous seed capital offerings. As of September 6, 2006, we have received subscriptions from potential investors totaling 8,895 membership units. We have not accepted any subscription agreements at this time.
     The registered offering will end no later than the date on which the maximum number of units have been sold or on June 9, 2007, whichever occurs first. We may also decide to end the offering any time after we have sold the minimum number of units and prior to June 9, 2007. If we decide to abandon the project for any reason, we will terminate the offering. The proceeds from the sale of units will be held in escrow. We will not release funds from the escrow account until specific conditions are satisfied. Those conditions are: (1) the cash proceeds in escrow equal $20,000,000 or more, exclusive of interest; (2) we obtain a written debt financing commitment for debt financing ranging from $18,750,000 to $25,055,000, depending on the level of equity raised and any grant funding received; (3) we elect, in writing, to terminate the escrow agreement; and (4) an affidavit prepared by our escrow agent has been sent to the states in which we have registered units stating that the conditions set out in (1) and (2) have been satisfied. We have not met the conditions in order to release funds from escrow.
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
     While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that our general contractor, REG, and any lending institution will prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing. We expect that proceeding with plant construction prior to satisfaction of the loan commitment conditions or closing the loan transaction could cause us to abandon the project or terminate operations.
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
     We entered into a short-term loan for $2,200,000 bearing interest at 12% with Great Western Bank on June 12, 2006 to acquire necessary funds to enter into and make a payment of $2,500,000 on a pre-construction services agreement with REG. We granted Great Western Bank a security interest in all our real property located in Clarke County, Iowa and all personal property and rents. In addition, five of our directors executed personal guarantees ranging from $175,000 to $300,000 to secure the loan. In consideration for the personal guarantees, we agreed to pay each director a fee equal to 5% of the amount of the personal guarantee. Subsequent to obtaining the loan, the board of directors decided it was not in our best interest to make the down payment to REG at this time and on July 14, 2006 we repaid the loan with interest. As the loan was repaid, no fees were paid to the directors for their related personal guarantees.
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
Site acquisition and development
     We expect to continue working principally on the preliminary design and development of our proposed biodiesel plant, the acquisition and development of the proposed plant site near Lamoni, Iowa in Decatur County, the acquisition of our proposed transportation facility near Osceola, Iowa in Clarke County (if we proceed with Phase III or Phase IV), obtaining the necessary construction permits, beginning dirt work on the proposed sites, identifying potential sources of debt financing and negotiating the feedstock procurement, biodiesel and glycerin marketing, utility and other contracts. We plan to fund these activities and initiatives using the $999,665 previously raised from our founding members and in our seed capital offering. We believe that our existing funds will permit us to continue our preliminary activities through the end of the registered offering. If we are unable to close on the registered offering by that time or otherwise obtain other funds, we may need to discontinue operations.
     The site we selected is approximately 80 acres on the north side of U.S. Highway 69 and approximately 1/2 mile west of Exit 4 on Interstate 35. A Phase 1 Environmental Site Assessment by Terracon Consulting Engineers and Scientists did not identify any recognized environmental conditions (RECs), which, in their opinion would require additional assessment at this time. We have entered into a real estate option agreement with Graceland University for the purchase of this site. We paid Graceland University $15,000 for the option. If we exercise the option, we will pay Graceland University $198,500 for the site, with $25,000 payable upon the exercise of the option and the remaining balance due at closing. The term of the option expires on December 31, 2007. We intend to exercise our option with Graceland University at such time as we have broken escrow on the registered offering.
     We have executed a non-binding letter of intent with REG in connection with the design, construction and operation of the biodiesel plant. We expect to pay REG anywhere from $30,420,000 to $44,170,000, depending on how many Phases of the project we complete, in exchange for their services. Depending on the construction schedule of REG, we anticipate beginning site preparation, basic concrete work, construction of buildings using the REG designs and supervision shortly after entering into the agreement. We are currently in the process of negotiating a legally binding design-build contract with REG, but have not yet entered into a definitive agreement and there is no assurance that we will be able to do so.
Plant construction and start-up of plant operations
     Construction of the project is expected to take 12 — 15 months after closing of the offering. We anticipate completion of plant construction by mid 2008. Delays in construction materials, such as steel, may delay our construction schedule. We have not obtained construction and environmental permits. Any delay in obtaining these permits could significantly delay our construction schedule. There may be other types of delays beyond our control.
     Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary water, natural gas and other power sources, feedstock procurement agreements and marketing agreements for biodiesel and glycerin. Assuming the successful completion of the registered offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. The construction of our facility has been separated into four Phases. Our ability to complete each Phase will be dependent upon the amount of capital raised in the registered offering and the amount of debt financing we are able to secure from a lender. If we meet the threshold amounts of equity and debt set forth below to complete each respective Phase of the project, we intend to proceed with that Phase. Our projections and business plan take into account differences in operating the plant depending on which Phase we actually construct. There is no assurance that we will proceed with all or any of the Phases.
     Phase I
     The anticipated total project cost to complete Phase I is $39,750,000. (This is a preliminary estimate primarily based upon the experience of our general contractor, REG, with biodiesel plants similar to the plant we intend to build and operate in Phase I.) Our letter of intent with REG provides that the proposed plant in Phase I will cost approximately $30,420,000 excluding any change orders we may approve. We expect that costs and expenses incidental to construction and start-up of the Phase I plant will cost approximately an additional $8,780,000. However, except for our non-binding letter of intent with REG, we do not have any binding or non-binding agreements with any contractor or supplier for labor or materials necessary to construct the plant. All of these costs and expenses may change as we continue to develop the project. In addition, our letter of intent with REG provides for an adjustment to the construction price in certain circumstances. As a result, our estimate of the total project cost is not a firm estimate and may change from time to time. These changes could be significant. If we raise at least $20,000,000 (the minimum amount of the registered offering) and are able to secure a debt financing commitment of at least $18,750,000, we anticipate being able to complete Phase I. Phase I is a 30 million gallon per year biodiesel production facility that utilizes only refined soybean oil to produce biodiesel. In Phase I, we do not anticipate the plant having the capability to convert crude soybean oil or animal fats into biodiesel. In addition, we anticipate that the Phase I project will not include a transportation facility in Osceola, Iowa. Therefore, all of our products would be transported by truck and not by rail.
     Phase II
     The anticipated total project cost to complete Phase II is $44,661,250. (This is a preliminary estimate based upon the experience of our general contractor, REG, with biodiesel plants similar to the plant we intend to build and operate in Phase II.) Our letter of intent with REG provides that the proposed plant in Phase II will cost approximately $33,410,000 excluding any change orders we may approve. We expect that costs and expenses incidental to construction and start-up of the Phase II plant will cost approximately an additional $10,346,250. However, except for our non-binding letter of intent with REG, we do not have any binding or non-binding agreements with any contractor or supplier for labor or materials necessary to construct the plant. All of these costs and expenses may change as we continue to develop the project. In addition, our letter of intent with REG provides for an adjustment to the construction price in certain circumstances. As a result, our estimate of the total project cost is not a firm estimate and may change from time to time. These changes could be significant. If we raise at least $21,330,625 in the registered offering and are able to secure a debt financing commitment of at least $22,330,625, we anticipate being able to complete Phase II. Phase II is a 30 million gallon per year biodiesel production facility that produces biodiesel from both refined and crude soybean oil. In Phase II, we do not anticipate the plant having the capability to convert animal fats into biodiesel. In addition, like Phase I, we do not anticipate that Phase II will include a transportation facility in Osceola, Iowa. Therefore, all of our products would be transported by truck and not by rail.
     Phase III
     The anticipated total project cost to complete Phase III is $50,890,000. (This is a preliminary estimate based upon the experience of our general contractor, REG, with biodiesel plants similar to the plant we expect to build and operate in Phase III.) Our letter of intent with REG provides that the proposed plant in Phase III will cost approximately $38,585,000 excluding any change orders we may approve. We expect that costs and expenses incidental to construction and start-up of the Phase III plant will cost approximately an additional $11,335,000. However, except for our non-binding letter of intent with REG, we do not have any binding or non-binding agreements with any contractor or supplier for labor or materials necessary to construct the plant. All of these costs and expenses may change as we continue to develop the project. In addition, our letter of intent with REG provides for an adjustment to the construction price in certain circumstances. As a result, our estimate of the total project cost is not a firm estimate and may change from time to time. These changes could be significant. If we raise at least $24,445,000 in the registered offering and are able to secure a debt financing commitment of at least $25,445,000, we anticipate being able to complete Phase III. Phase III is a 30 million gallon per year biodiesel production facility that produces biodiesel from both refined and crude soybean oil and has a transportation facility in Osceola, Iowa.
     Discussions are underway with the Burlington Northern Santa Fe Railway to help us plan and service the transloading site.
     Phase IV
     The anticipated total project cost to complete Phase IV is $56,305,000. (This is a preliminary estimate based upon the experience of our general contractor, REG, with biodiesel plants similar to the plant we expect to build and operate in Phase IV.) Our letter of intent with REG provides that the proposed plant in Phase IV will cost approximately $44,170,000 excluding any change orders we may approve. We expect that costs and expenses incidental to construction and start-up of the Phase IV plant will cost approximately an additional $11,100,000. However, except for our non-binding letter of intent with REG, we do not have any binding or non-binding agreements with any contractor or supplier for labor or materials necessary to construct the plant. All of these costs and expenses may change as we continue to develop the project. In addition, our letter of intent with REG provides for an adjustment to the construction price in certain circumstances. As a result, our estimate of the total project cost is not a firm estimate and may change from time to time. These changes could be significant. If we raise at least $30,250,000 (the maximum offering amount) in the registered offering and are able to secure a debt financing commitment of at least $25,055,000 we anticipate being able to complete Phase IV. Phase IV is a 30 million gallon per year biodiesel production facility that produces biodiesel from both refined and crude soybean oil and animal fats and has a transportation facility in Osceola, Iowa.
     On July 26, 2006, we entered into a Management and Operational Services Agreement with West Central Cooperative to provide overall management to our facility. Pursuant to the terms of the agreement, West Central Cooperative will provide us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing and (7) human resources support. In exchange for West Central Cooperative’s services, we will pay West Central Cooperative a monthly fee equal to $0.057 per gallon of biodiesel produced from our facility during the month for which the fee is computed and an annual net income bonus of 6% of net income. The term of the agreement is 3 years after the end of the first month in which biodiesel is produced for sale. The agreement shall continue after the initial term unless and until one party gives written notice of termination to the other of a proposed termination date at least 12 months in advance of a proposed termination date. The initial term may be modified upon the mutual written consent of both parties. Early termination of the agreement may occur if either party fails to perform the conditions of the agreement. West Central Cooperative’s duties and obligations to perform under the agreement do not arise until we enter into a Design-Build Agreement with REG for construction of our facility.
Employees
     We currently have one administrative employee. In addition, as needed during the completion of the plant construction and commencement of operations, we intend to hire approximately 28 employees, including the general manager and operations manager who will be leased from West Central Cooperative pursuant to the Management and Operational Services Agreement. The following table represents the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

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
     Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. We do not have any long-term commitments to acquire soybean oil and other inputs for biodiesel production at our plant. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in lower revenues.
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
     We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.
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
     Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions. Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
     Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
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
     Value Added Agricultural Products and Processes Financial Assistance (VAAPFAP). On March 18, 2005, we were awarded up to $20,000 VAAPFAP Grant from the Iowa Department of Economic Development. Under the terms of the grant, the Iowa Department of Economic Development provided us with up to $20,000 for reimbursement of payments made or expenses incurred on behalf of our project for business planning and consulting services.
     United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant. Nodaway Valley Biodiesel Project applied for the United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant. On August 8, 2005, we merged with Nodaway Valley Biodiesel Project and on October 31, 2005, the application was assigned to us pursuant to the merger. We have received a letter of conditions from the United States Department of Agriculture which have been agreed to by us. We have executed a grant agreement and will receive up to $500,000 to construct our biodiesel facility.
     Value Added Producer Grant (VAPG). We have been awarded the United States Department of Agriculture’s VAPG grant. On October 20, 2005 we received a letter of conditions from the United States Department of Agriculture indicating that our application has been selected for funding. We executed the grant agreement on October 2, 2005. Pursuant to the grant agreement, we will receive up to $100,000 for use in the planning and development of our plant.
     Value Added Agricultural Processing Technical Assistance Grant. We received a Value Added Agricultural Processing Technical Assistance Grant of $5,000 from the Iowa Farm Bureau Federation.
     Enterprise Zone Benefits. On October 5, 2005, we received an award letter from the Iowa Department of Economic Development indicating that our application for the Enterprise Zone financial assistance was selected for funding. The estimated value of the financial assistance we will receive if we are able to comply with the conditions for disbursement of funds is $3,371,774. The financial assistance includes the following tax benefits:
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
     Iowa Soybean Promotion Board. We received a Soybean Value Added Grant from the Iowa Soybean Promotion Board in the amount of $5,000 on July 22, 2005.
     Small Agri-biodiesel Producer Tax Credit. Producers with an annual capacity not exceeding 60 million gallons are eligible to receive a credit of 10 cents per gallon for up to 15 million gallons of agri-biodiesel produced. The agri-biodiesel must be sold by such producer to another person: for use by such other person in the production of a qualified biodiesel mixture in such person’s trade or business (other than casual off-farm production); for use by such other person as a fuel in a trade or business; or who sells such agri-biodiesel at retail to another person and places such agri-biodiesel in the fuel tank of such other person; or be used by the producer for any of the foregoing purposes. Because we expect to be classified as a partnership for tax purposes, we would expect to pass the tax credits through to our unit holders. Unit holders would then be able to report and utilize the tax credits on their own income tax returns. We anticipate that our plant will produce 30 million gallons of biodiesel annually and, therefore, we expect to be eligible for the credit. However, if our production exceeds production limits of 60 million gallons a year, we will be ineligible for the credit.
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

	Phase I	Phase II	Phase III	Phase IV
Use of Proceeds	Amount	Amount	Amount	Amount
Construction Costs:
Base Construction Cost	$30,420,000	$30,420,000	$30,420,000	$30,420,000
Refinery Process System		$2,990,000	$2,990,000	$2,990,000
Animal Fat Process System				$3,570,000
Transportation Facility			$5,175,000	$7,190,000
Utility Extensions	$310,000	$310,000	$310,000	$310,000
Administrative Building	$250,000	$560,000	$560,000	$560,000
Construction performance bond	$200,000	$225,000	$275,000	$325,000
Construction Insurance Costs	$100,000	$120,000	$135,000	$150,000
Capitalized Interest	$843,750	$971,250	$1,035,000	$1,109,375
Land Cost:	$305,000	$305,000	$305,000	$305,000
Start up Costs:
Financing Costs	$350,000	$410,000	$440,000	$475,000
Organization Costs(1)	$500,000	$500,000	$500,000	$500,000
Working Capital—Account Receivable	$3,500,000	$3,750,000	$3,750,000	$4,000,000
Working Capital—Inventory	$2,700,000	$3,500,000	$4,200,000	$4,200,000
Working Capital— Cash	$271,250	$600,000	$795,000	$200,625
TOTAL	$39,750,000	$44,661,250	$50,890,000	$56,305,000

(1)	Includes estimated offering expenses of $250,000.
     Plant Construction. The construction of the plant itself is by far the single largest expense at $30,420,000, $33,410,000, $38,585,000 and $44,170,000 depending upon the amount raised in the registered offering and the Phase (I through IV) of construction that we proceed with. We have non-binding letters of intent with REG for the initial stages of construction, which cover the initial engineering, plant and site design and finalization of the contract to build the biodiesel plant, but we have not yet signed a binding definitive agreement for plant construction. Our letters of intent do not establish a fixed contract price and there is no guarantee that we will be able to enter into a definitive agreement with REG to design and build the plant at this price or at all. Our estimated construction costs are based on estimated provided by REG.
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
     Working Capital. We project between $6,471,250 and $8,400,625 of working capital for the project. These costs include between $2,700,000 and $4,200,000 of initial inventories of oil, animal fats and other ingredients, accounts receivable between $3,500,000 to $4,000,000 and cash between $271,250 and $795,000.
     Organization and Financing Costs. We anticipate spending between $850,000 and $975,000 on organization and financing costs. These costs include estimated offering expenses of $250,000.
Quarterly Financial Results
     As of July 31, 2006, we had total assets of $823,724 consisting primarily of cash, land and deferred offering costs. As of July 31, 2006, we had current liabilities of $312,003 consisting primarily of our accounts payable and current maturities of long-term contracts. Since our inception through July 31, 2006, we have an accumulated deficit of $484,443, primarily due to start-up business costs. Total liabilities and members’ equity as of July 31, 2006, was $823,724. Since our inception, we have generated no revenue from operations.
     Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $56,305,000, if we proceed with Phase IV. We raised $999,665 from our founding members and in our seed capital offering. In addition, we are seeking to raise a minimum of $20,000,000 and a maximum of $30,250,000 of equity in the registered offering. Including the $999,665 we raised from our founding members and in our seed capital offering and depending on the level of equity raised in the registered offering and the amount of grants and other incentives awarded to us, we expect to require debt financing of at least $18,750,000. This amount of debt financing will increase in the event we proceed with Phases II through IV of the project.
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
     We do not have contracts or commitments with any bank, lender or financial institution for debt financing. We have started identifying and interviewing potential lenders, however, we have not signed any commitment or contract for debt financing. Completion of the project relies entirely on our ability to attract these loans and close on the registered offering.
Item 3. Controls and Procedures
     Our management, including our President (the principal executive officer), William T. Higdon, along with our Treasurer, (the principal financial officer), Alan Elefson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors.
     Risk factors are discussed in our registration statement on Form SB-2. The risks described in our registration statement on Form SB-2 are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our registration statement on Form SB-2. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in the registration statement on Form SB-2.
Any operational disruption in our facility could result in a reduction of our sales volumes and could cause us to incur substantial losses.
     Most of our revenues will be derived from the sale of biodiesel and the related co-products that we produce at our facility. Our operations may be subject to significant interruption if our facility experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or that we will be able to renew this insurance on commercially reasonable terms or at all.
Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

     Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity and rail cars;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
     Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We raised $999,665 from our founding members and seed capital investors in a private placement for the purpose of funding our developmental, organizational and offering expenses. Our seed capital offering closed on August 5, 2005.
     We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-131775). The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-131775) effective on June 9, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units.
     We registered a total of 30,250 units at $1,000 per unit for an aggregate maximum gross offering price of $30,250,000. We have not closed the offering and are actively seeking sales of our units. As of the date of this report, we have received subscriptions for 8,895 units, for an aggregate amount of $8,895,000. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our biodiesel plant is substantially operational. Once we begin substantial operations, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.
     Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account. As of July 31, 2006, we have not yet met the conditions to breaking escrow. We will not break escrow until we satisfy the following conditions:
•	Cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $20,000,000, exclusive of interest;

•	We obtain a written debt financing commitment for debt financing of at least $18,750,000 less any grants and/or tax increment financing we are awarded;

•	We elect, in writing, to terminate the escrow agreement;

•	The escrow agent provides to each state securities department in which the Company has registered its securities for sale an affidavit stating that the foregoing requirements have been satisfied; and

•	The state securities commissioners that require their consent have consented to release of the funds on deposit.
     As of July 31, 2006, we did not receive or use any net offering proceeds.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
(a)	The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
10.1	Consulting Agreement between Southern Iowa BioEnergy LLC and John Kliegl. Filed as Exhibit 10.1 to 10-QSB for Quarter Ending April 30, 2006.

10.2	Mortgage Agreement between Southern Iowa BioEnergy LLC and Great Western Bank. Filed as Exhibit 10.2 to 10-QSB for Quarter Ending April 30, 2006.

10.3	Management and Operational Services Agreement with West Central Cooperative. Filed as Exhibit 10.2 to 10-QSB for Quarter Ending April 30, 2006.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN IOWA BIOENERGY LLC
Date: 9/14/06	/s/ William T. Higdon
William T. Higdon
President and Chief Executive Officer (Principal Executive Officer)

Date: 9/14/06	/s/ Alan Elefson
Alan Elefson
Treasurer (Principal Financial and Accounting Officer)