Form 10KSB
period 2006-10-31
SOUTHERN IOWA BIOENERGY LLC
filed 2007-01-25
CIK 1342630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended October 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 333-131775
SOUTHERN IOWA BIOENERGY LLC
(Name of small business issuer in its charter)

Iowa	20-2226223
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

115 S. Linden Street, Lamoni, Iowa	50140
(Address of principal executive offices)	(Zip Code)
(641) 784-3510
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes       ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of January 15, 2007, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $1,654,000.
As of January 15, 2007, there were 2,172 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes       ☑ No

AVAILABLE INFORMATION
     Our website address is www.sibebiodiesel.com. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Filings,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-KSB.
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Business Development
     Southern Iowa BioEnergy LLC (SIBE) was formed as an Iowa limited liability company on January 26, 2005, for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant near Lamoni in southern Iowa. We have not yet engaged in the production of biodiesel and its co-products. We do not expect to generate revenues until plant construction is complete and the plant is operational. Construction of the biodiesel plant is expected to take 12 – 15 months from the date our registered offering closes. We anticipate completion of plant construction by fall 2008.
     The construction of our facility has been separated into four Phases. Phase I will be the construction of a 30 million gallon facility that uses refined soybean oil and each subsequent phase will be upgrades to our baseline facility constructed during Phase I. Our ability to complete each Phase will be dependent upon the amount of capital raised in our registered offering and the amount of debt financing we are able to secure from a lender. If we meet the threshold amounts of equity and debt set forth below to complete each respective Phase of the project, we intend to proceed with that Phase. Our projections and business plan take into account differences in operating the plant depending on which Phase we actually construct. We may not be able to proceed with all or any of the Phases.
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
     We plan to finance our project with a combination of equity and debt capital. We raised $999,665 from our founding members and seed capital investors in a private placement for the purpose of funding our developmental, organizational and offering expenses. We filed a Registration Statement on form SB-2 with the SEC which became effective on June 9, 2006, and intend to raise a minimum of $20,000,000 and a maximum of $30,250,000 in our registered offering. Including the $999,665 we raised from our founding members and in the seed capital offering and depending on the level of equity raised in our registered offering and the amount of any grants we may be awarded, we will need to obtain debt financing, grants and other incentives ranging from approximately $18,750,000 to $25,055,000 in order to fully capitalize the project. We have no contracts or commitments with any bank, lender or financial institution for debt financing. We have received a preliminary term sheet from AgStar Financial Services, ACA, a potential senior lender, indicating the terms and conditions we may anticipate in obtaining debt financing. However, a term sheet is not a contract or commitment, and there is no assurance that we will be able to obtain the senior debt financing or that adequate debt financing will be available on the terms we currently anticipate. The level of debt we require may be reduced by any grants awarded to us. Depending on the number of units sold in our registered offering, we may also seek third party credit providers to provide subordinated debt for the construction and initial operating expenses of the project. As of January 10, 2007, we have received subscriptions from potential investors totaling 11,813 units for an aggregate amount of $11,813,000. We have not accepted any subscription agreements at this time.
     We are still in the development phase, and until our proposed biodiesel plant is operational, we will generate no revenue. We have incurred accumulated losses and we anticipate that accumulated losses will continue to increase until the biodiesel plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
General Demand
     Biodiesel has received attention from consumers and policymakers in recent years for several reasons. Biodiesel is made from renewable sources and provides environmental benefits over petroleum diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter, and sulfur. In addition, a 1998 study by the U.S. Department of Energy and the U.S. Department of Agriculture found that biodiesel has a positive energy balance: for every 3.2 units of energy produced, only 1.0 unit of energy is consumed in the production process. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum based diesel fuel at levels as low as 2%. The increased lubricity reduces the friction of petroleum based diesel fuel and may result in longer equipment life and protection of fuel injectors.
     However, the biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. The U.S. consumes 120 billion gallons of gasoline and 65 billion gallons of diesel fuel annually. While the ethanol industry currently produces over 5 billion gallons of ethanol each year, the biodiesel industry produced only approximately 75 million gallons of biodiesel in 2005, which constitutes a small part of the U.S. diesel fuel market. The National Biodiesel Board estimates that the current dedicated biodiesel production capacity is about 582 million gallons per year; however, many plants do not currently operate at full capacity. The National Biodiesel Board estimates that production capacity could increase by 1.4 billion gallons once the plants currently under construction or engaged in expansion begin production.
     Several factors may lead to an increase in biodiesel demand. The EPA Ultra Low Sulfur Diesel Mandate seeks to reduce sulfur emissions through regulations that take effect over the next several years. Because low-sulfur diesel and ultra-low-sulfur diesel have lubricity problems, biodiesel may be an attractive alternative to satisfying the requirements of the mandate. However, EPA regulations are subject to change. If the problem was postponed, cancelled, or suspended, or if waiver of the mandate requirements were allowed, future biodiesel demand may be less than expected.
     In August 2005, the Energy Policy Act of 2005 was signed into law. The law contains the Renewable Fuels Standard (RFS), which mandates that 7.5 billion gallons of renewable fuels, including biodiesel, be used annually by 2012. The RFS may result in an increased demand for biodiesel. However, 2004 ethanol production was over 3 billion gallons, and the current capacity is over 5 billion gallons per year. As a result, the mandates of the RFS may be met substantially by ethanol and have a much smaller impact on the biodiesel industry.
Principal Products and Markets
     We anticipate that our business will be the production and marketing of biodiesel and its primary co-product, glycerin.

     Biodiesel
     According to the National Biodiesel Board, biodiesel is a clean-burning alternative fuel produced from domestic, renewable resources for use in compression ignition (diesel) engines. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat, and methanol, which can be used again in the process. Biodiesel can then be used in neat (pure) form, or blended with petroleum diesel. Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, biodiesel may be used in most standard diesel engines without making any engine modifications.
     Primary Co-product — Glycerin
     Glycerin is the primary co-product of the biodiesel production process and equals approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin is an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products. In addition, new uses for glycerin are frequently being discovered and developed due to its versatility.
     According to Biodiesel Magazine, annual consumption of glycerin in the United States has ranged between 400 million and 450 million pounds for the past three years. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG Inc. The biodiesel industry could produce as much as 200 million pounds this year alone. This tremendous increase in supply has caused the price of glycerin to decrease substantially since the beginning of 2006. Many proposed projects are considering the possibility of using their crude glycerin in various forms as a boiler fuel source in replacement of a No. 4 or No. 6 fuel oil. However, other smaller plants have been forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. According to the Jacobsen Publishing Company’s Biodiesel Bulletin, some biodiesel producers are paying from three to four cents per pound to dispose of crude glycerin.
     We intend to market our glycerin. However, any further excess production capacity may limit our ability to market our glycerin co-product. This may negatively affect the profitability of our business.
Biodiesel Markets
     Biodiesel is primarily used as fuel for compression ignition (diesel) engines. It is produced using renewable resources and provides environmental advantages over petroleum-based diesel fuel, such as reduced vehicle emissions. Our ability to market our biodiesel will be heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel, in addition to the availability of economic incentives to produce biodiesel.
     Wholesale Market / Biodiesel Marketers
     The wholesale market includes selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase neat (B100) biodiesel from biodiesel production plants, mix it with regular diesel fuel according to specifications, and deliver a final product to retailers.
     There are very few wholesale biodiesel marketers in the United States. Two examples are World Energy in Chelsea, Massachusetts and Renewable Energy Group, Inc. (REG, Inc.) in Ralston, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. On July 26, 2006, we entered into a Management and Operational Services Agreement with West Central Cooperative to provide overall management to our facility. West Central Cooperative assigned the agreement to REG, Inc. on August 7, 2006. Pursuant to the terms of the agreement, REG, Inc. will provide us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6)

sales and marketing and (7) human resources support. In exchange for REG, Inc.’s services, we will pay REG a monthly fee equal to $0.057 per gallon of biodiesel produced from our facility during the month for which the fee is computed and an annual net income bonus of 6% of net income. The term of the agreement is three years after the end of the first month in which biodiesel is produced for sale. The agreement shall continue after the initial term unless and until one party gives written notice of termination to the other of a proposed termination date at least 12 months in advance of a proposed termination date. Early termination of the agreement may occur if either party fails to perform the conditions of the agreement. REG, Inc.’s duties and obligations to perform under the agreement do not arise until we enter into a Design-Build Agreement with REG, Inc. for construction of our facility.
     Retail Market
     The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers who supply farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. However, the biodiesel retail market is still in its very early stages as compared to other types of fuel.
     The present marketing and transportation network must expand significantly in order for SIBE to effectively market our biodiesel. Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
     Substantial investments required for these infrastructure changes and expansions may not be made or they may not occur on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
     Government/Public Sector
     The government has increased its use of biodiesel since the implementation of the Energy Policy Act (EPACT) of 1992, amended in 1998, which authorized federal, state and public agencies to use biodiesel to meet the alternative fuel vehicle requirements of EPACT. Although it is possible that individual plants could sell directly to various government entities, it is unlikely our plant could successfully market our biodiesel through such channels. Government entities have very long sales cycles based on the intricacies of their decision making and budgetary processes.
Distribution of Principal Products
     We have identified a proposed site for the plant located near Lamoni, Iowa in Decatur County, approximately one-half mile from Interstate 35 and have entered into a real estate option agreement with Graceland University for the purchase of this site. Our production facility is not expected to be located on a railway. Depending upon the amount of money we raise, we may construct a separate site for our transportation facility on real estate we purchased in Osceola in Clarke County, Iowa. If we do not build a transportation facility, we anticipate trucking most or all of our biodiesel to our customers. We anticipate our target truck area will range from Lincoln, Nebraska on the west, Wichita, Kansas on the Southwest, St. Louis, Missouri on the southeast and Davenport, Iowa on the east. If we build a transportation facility, we anticipate trucking our product from the production site in Lamoni, Iowa to our transportation facility we anticipate constructing near Osceola, Iowa. We anticipate that this site will have access to railroad for the distribution of our products. Although railroad access to the transportation facility is available, we will need to establish rail service from the transportation facility in order to ship biodiesel to our customers. We have not reached a definitive agreement for additional rail sidings or switches, if needed. Our board of directors may continue to identify other potential sites and reserves the right to choose different site locations in its sole discretion.

     Pursuant to our Management and Operational Services Agreement with REG, Inc., REG, Inc. will market and distribute our biodiesel and co-products. We do not intend to hire or establish a sales organization or enter into any other third-party sales agreements to distribute our biodiesel and co-products. Consequently, we will be highly dependent upon REG, Inc. to market and distribute our products. See “DESCRIPTION OF BUSINESS – Biodiesel Markets.”
New Products and Services
     We have not introduced any new products or services during this fiscal year.
Government Regulation and Federal Biodiesel Supports
     Federal Biodiesel Supports
     The Energy Policy Act of 2005, and the Bio Energy Program and Jobs Bill have established the groundwork for biodiesel market development. This legislation may lead to increased demand for biodiesel in the United States over the next 10 years.
          Renewable Fuels Standard
     The Energy Policy Act of 2005 created the RFS, which mandates that 7.5 billion gallons of renewable fuels be used annually by 2012. The standard starts at 4 billion gallons in 2006 and increases to 7.5 billion gallons in 2012. Under the legislation, the EPA is directed to promulgate regulations that ensure the applicable volumes of renewable fuels are sold in the United States each year. The RFS may result in an increased demand for biodiesel. However, in 2004, ethanol production totaled more than 3 billion gallons, and the current ethanol production capacity is over 5 billion gallons per year. As a result, the mandates of the RFS may be met by ethanol and thus have a much smaller impact on the biodiesel industry.
     On September 7, 2006, the EPA set forth proposed rules to fully implement the RFS program. The RFS for 2007 is 4.7 billion gallons of renewable fuel. Compliance with the program will be shown through the acquisition of unique Renewable Identification Numbers (RINs) assigned by the producer to every batch of renewable fuel produced. The RIN shows that a certain volume of renewable fuel was produced. The RFS must be met by refiners, blenders and importers of renewable fuel and they must acquire sufficient RINs to demonstrate compliance with their performance obligation.
     The RFS system will be enforced through a system of registration, record keeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs either as part of their renewable purchases or separately. The program will apply in 2007 prospectively from the date of the final rule. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.
          Biodiesel Tax Credit
     The American Jobs Creation Act of 2004 created the Volumetric Ethanol Excise Tax Credit (VEETC) for biodiesel. VEETC provides a tax credit of $1.00 per gallon for agri-biodiesel or biodiesel derived solely from crude soybean oils, including esters derived from crude soybean vegetable oils from corn, soybeans, sunflower seeds, cottonseeds, canola, crambo, rapeseeds, safflowers, flaxseeds, rice bran, and mustard seeds, and from animal fats and a tax credit of $0.50 per gallon for non agri-biodiesel blended with petroleum diesel. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which under the RFS or Minnesota’s 2% volume requirement, will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending.

     In addition to VEETC, the American Jobs Creation Act creates incentives for alternative fuels refueling stations. The energy bill conference agreement establishes a credit for installing alternative fuel refueling property. The provision permits taxpayers to claim a 30% credit for the cost of installing clean-fuel vehicle refueling property to be used in a trade or business of the taxpayer, or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel that is at least 85% ethanol, natural gas, compressed natural gas, liquefied natural gas liquefied petroleum gas, or hydrogen, and any mixture of diesel fuel containing at least 20% biodiesel. The provision is effective for property placed in service after December 31, 2005 and before January 1, 2010.
     VEETC was originally set to expire in 2006, but was extended through December 31, 2008 by the Energy Policy Act of 2005.
     State Legislation
     Several states are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. However, Minnesota is the first and only state to mandate biodiesel use. The legislation, which became effective in September 2005, requires that all diesel fuel sold in the state contain a minimum of 2% biodiesel. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which will allow it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year.
     Other states, including Iowa, have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several Governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.
     On May 30, 2006, the Governor of Iowa signed HF 2754 and HF 2759, two renewable fuels bills passed by the Iowa House and Senate during the 2006 legislative session. The purpose of the bills is to expand and fund consumer access to ethanol blended fuels and biodiesel through a RFS and a series of retail tax credits. HF 2759 provides retailers with an opportunity for cost sharing grants and provides funding for some of the programs contained in HF 2754. The incentives contained in HF 2754 include the following:
•	An Iowa RFS starting at 10% in 2009 and increasing to 25% by 2019;

•	A retail tax credit for biodiesel blends of $0.03 per gallon for retailers who sell more than 50% biodiesel blends; and

•	An expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E85 and biodiesel blends to customers.
     Effect of Government Regulation
     The biodiesel industry and our business depend upon continuation of the federal biodiesel supports discussed above. These incentives have supported a market for biodiesel that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal biodiesel supports would make it more costly for us to sell our biodiesel once we are operational and would likely reduce our net income and negatively impact our future financial performance.
     The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which would increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of biodiesel. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (OSHA). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Competition
     We will operate in a very competitive environment. We will compete with large, multi-product companies and other biodiesel plants with varying capacities. We will face competition for capital, labor, management, feedstock and other resources. Many of our competitors have greater resources than we currently have or will have in the future. Some of our competitors have soy-crushing facilities and are not reliant upon third parties for their feedstock supply. We anticipate that as additional biodiesel plants are constructed and brought on line, the supply of biodiesel will increase. The absence of increased demand may cause prices for biodiesel to decrease. We may not be able to compete successfully or such competition may reduce our ability to generate the revenues necessary to operate our plant.
     We expect that additional biodiesel producers will enter the market if the demand for biodiesel continues to increase. In a market for a uniform commodity, such as biodiesel, the methods of competition are generally based upon variables other than the product itself. The uniform nature of the product limits competitive advantage based upon unique or improved product features. Therefore, our proposed plant will compete with other biodiesel producers on the basis of price and, to a lesser extent, delivery service.
     In 2005, approximately 75 million gallons of biodiesel were produced in the United States. In November 2006, the National Biodiesel Board estimated that there were 87 active plants with an annual production capacity of 582 million gallons. Another 65 plants are currently under construction and are expected to be completed in the next 18 months. An additional 13 plants are expanding their existing operations. The additional combined capacity of these plants under construction is estimated at 1.4 billion gallons per year. Biodiesel plants are operating or have been proposed in 43 states.
     In addition, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs. Cargill, Inc., a large supplier of soybean oil, completed construction of a 37.5 million gallon plant in Iowa Falls in May 2006. ADM, another large corporation and supplier of soybean oil, plans to construct an 85 million gallon plant in North Dakota. The National Biodiesel Board estimates that production capacity could increase by 714 million gallons between April 2006 and October 2007. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Our company may generate less income as a result, which would decrease our revenues.
     Currently, there are seven active biodiesel plants in Iowa. REG, Inc. located in Ralston, Iowa produces biodiesel primarily from feedstock produced at its soybean crushing facility and has an annual production capacity of 12 million gallons of biodiesel. A second biodiesel producer located in Iowa is Ag Processing Cooperative (Ag Environmental Products) in Sergeant Bluff. This facility produces biodiesel from refined bleached and deodorized soybean oil produced at its solvent extraction processing plant in Eagle Grove, Iowa and has an annual production capacity of 15 million gallons of biodiesel. Ag Processing has recently announced plans of its plant expansion. The expansion is expected to increase its production of biodiesel to 12 million gallons per year. The third biodiesel production facility operating in Iowa is Soy Solutions located in Milford, Iowa. This is a “stand-alone” facility that purchases soybean oil from the market. The facility is relatively small, producing less than 3 million gallons annually, and utilizes virgin soybean oil as its sole feedstock. The fourth biodiesel producer in Iowa is Western Iowa Energy, LLC located in Wall Lake, Iowa. The 30 million gallon plant built by Renewable Energy Group, Inc. began production in the summer of 2006 and is capable of utilizing vegetable oils and animal fats as feedstock. The fifth producer, Cargill, located in Iowa Falls, Iowa, recently completed an expansion of its processing facility and now is capable of producing 37.5 million gallons of biodiesel annually. The sixth producer, Sioux Biochemical, Inc. located in Sioux Center, Iowa is a multi feedstock facility. Finally, Clinton County BioEnergy, located in Clinton, Iowa is capable of producing 10 million gallons of biodiesel per year utilizing soy oil as its only feedstock.
     In addition, at least 10 other companies have proposed plants in Iowa, including plans by Riksch BioFuels, LLC for a 10 million gallon plant near Crawfordsville, Iowa; Tri-City Energy, LLC for a 30 million gallon plant near Keokuk, Iowa; Central Iowa Energy, LLC for a 30 million gallon plant near Newton, Iowa; Iowa Renewable Energy, LLC, for a 30 million gallon plant near Washington, Iowa; Western Dubuque Biodiesel, LLC, for a 30 million gallon plant near Farley, Iowa; Freedom Fuels, LLC for a 30 million gallon plant near Mason City, Iowa; East Fork Biodiesel, LLC for a 60 million gallon plant near Algona, Iowa, Raccoon Valley Biodiesel for a 60 million gallon plant in Storm Lake, IA, Northwest Iowa Renewable Energy, LLC for a 60 million gallon plant in

Akron, Iowa, Soy Energy, LLC for a 30 million gallon plant near Marcus, Iowa, Nishna Valley Bioenergy, LLC for a 30 million gallon plant near Manilla, Iowa and Future Energy LLC for a 30 million gallon plant near Goldfield, Iowa. In addition, AGP in Sergeant Bluff, Iowa has plans to expand its facility to a 30 million gallon plant.
     The following map produced by the National Biodiesel Board indicates the locations of active plants in the United States. Active plants are those companies that are actively producing biodiesel. Companies, like ours, in the earlier stages of the process are not represented on this map.
     The following table provides a list of the active plants in the United States as of November 14, 2006, as reported by the National Biodiesel Board.

State	Company	City	Annual Production Capacity	Primary Feedstock
AL
	Alabama Biodiesel Corporation	Moundville		Soybean
AR
*	Future Fuels	Batesville	24,000,000	Multi Feedstock
	Patriot Biofuels	Stuttgart	3,000,000	Multi Feedstock
CA
	Biodiesel Industries of Port Hueneme	Port Hueneme	3,000,000	Multi Feedstock
	Evergreen Biodiesel	Big Oak Flat	50,000	Recycled Cooking Oil
*	Imperial Western Products	Coachella	8,000,000	Multi Feedstock
	Yokayo Biofuels, Inc.	Ukiah	200,000	Recycled Cooking Oil
CO
	American Agri-diesel LLC	Burlington	6,000,000
	Bio Energy of America	Commerce City	10,000,000	Soybean Oil
	Bio Energy of America	Denver	8,000,000	Soybean Oil
	Rocky Mountain Biodiesel Industries, LLC	Berthoud	3,000,000	Multi Feedstock

State	Company	City	Annual Production Capacity	Primary Feedstock
CT
	Bio-Pur Inc.	Bethlehem		Soybean Oil
DE
	Mid-Atlantic Biodiesel	Clayton	6,500,000	Multi Feedstock
FL
	Energy Innovations, LLC	Youngstown	3,500,000
*	Purada Processing, LLC	Lakeland	18,000,000	Soybean Oil
	Renewable Energy Systems, Inc.	Pinellas Park	1,000,000	Recycled Cooking Oil
GA
	Middle Georgia Biofuels	East Dublin		Poultry Fat
	Peach State Labs	Rome		Soybean Oil
	Sunshine BioFuels, LLC	Cairo	6,000,000	Soybean Oil
	US Biofuels Inc.	Rome	10,000,000	Multi Feedstock
HI
	Pacific Biodiesel	Kahului	200,000	Recycled Cooking Oil
	Pacific Biodiesel	Honolulu	1,000,000	Recycled Cooking Oil
IA
*	AGP	Sergeant Bluff	15,000,000	Soybean Oil
*	Cargill	Iowa Falls	37,500,000	Soybean Oil
	Clinton County BioEnergy	Clinton	10,000,000	Soybean Oil
*	Renewable Energy Group, Inc.	Ralston	12,000,000	Soybean Oil
	Sioux Biochemical, Inc.	Sioux Center		Multi Feedstock
	Soy Solutions	Milford	2,000,000	Soybean Oil
	Western Iowa Energy	Wall Lake	30,000,000	Multi Feedstock
IL
	Stephan Company	Millsdale	22,000,000	Soybean Oil
IN
	Evergreen Renewables	Hammond	5,000,000	Soybean Oil
	Heartland Biofuel	Flora	450,000	Soybean Oil
	Integrity Biofuels	Morristown	10,000,000	Soybean Oil
KY
*	Griffin Industries	Butler	2,000,000	Multi Feedstock
	Union County Biodiesel	Morganfield	1,500,000	Soybean Oil
MD
	Maryland Biodiesel	Berlin	500,000	Soybean Oil
MN
*	FUMPA BioFuels	Redwood Falls	3,000,000
	Green Range Renewable Energy	Ironton	150,000	Recycled Cooking Oil
*	Minnesota Soybean Processors	Brewster	30,000,000	Soybean Oil
*	Soymor	Albert Lee	30,000,000	Soybean Oil
MO
	Missouri Better Bean	Bunceton	3,000,000	Soybean Oil
	Missouri Bio-Products	Bethel	2,000,000	Multi Feedstock
MS
	CFC Transportation, Inc.	Columbus	1,500,000	Multi Feedstock

State	Company	City	Annual Production Capacity	Primary Feedstock
	Channel Chemical Corporation	Gulfport	5,000,000	Soybean Oil
	Earth Biofuels, Inc.	Meridan	2,000,000	Soybean Oil
NC
	Blue Ridge Biofuels	Asheville	2,000,000	Multi Feedstock
NE
	Horizon Biofuels, Inc.	Arlington	250,000	Multi Feedstock
NJ
	Environmental Alternatives	Newark	13,000,000	Soybean Oil
NM
	Rio Valley Biofuels, LLC	Anthony		Multi Feedstock
NV
	Bently Biofuels	Minden	1,000,000	Multi Feedstock
	Biodiesel of Las Vegas	Las Vegas	5,000,000	Multi Feedstock
NY
	North American Biofuels Company, Inc.	Bohemia	1,000,000	Trap Grease
OH
	American Ag Fuels, LLC	Definance	1,500,000	Multi Feedstock
	PEC Biofuels	Hicksville	7,500,000	Soybean Oil
*	Peter Cremer	Cincinnati	30,000,000	Soybean Oil
OK
	Earth Biofuels, Inc.	Durant	10,000,000	Multi Feedstock
	Green Country Biodiesel, Inc.	Chelsea	2,500,000	Soybean Oil
OR
	SeQuential-Pacific Biodiesel, LLC	Salem	1,000,000	Multi Feedstock
PA
	Keystone BioFuels, Inc.	Shiremanstown		Soybean Oil
	United Biofuels, Inc.	York	1,500,000	Soybean Oil
	United Oil Company	Pittsburgh	2,000,000	Multi Feedstock
SC
	Carolina Biofuels, LLC	Taylor	6,000,000	Soybean Oil
SD
	Midwest BioDiesel Producers, LLC	Alexandria	7,000,000	Soybean Oil
TN
	Agri-Energy, Inc.	Louisburg	5,000,000	Soybean Oil
	NuOil	Counce	1,500,000	Soybean Oil
	TN Bio Energy	Manchester
TX
	Biodiesel Industries of Greater
	Dallas-Fort Worth	Denton	3,000,000	Multi Feedstock
	Brownfield Biodiesel, LLC	Ralls	2,000,000	Cottonseed Oil
	Central Texas Biofuels	Giddings	1,500,000	Soybean Oil
*	Huish Detergents	Pasadena	4,000,000
*	Johann Haltermann Ltd	Houston	20,000,000	Soybean Oil
	New Fuel Company	Dallas	250,000	Multi Feedstock
	NMM, Ltd	Channelview	1,000,000	Multi Feedstock
*	Organic Fuels, LLC	Galena Park	30,000,000	Multi Feedstock

State	Company	City	Annual Production Capacity	Primary Feedstock
	Pacific Biodiesel Texas	Carl’s Corner	2,000,000	Multi Feedstock
	SAFE Fuels, Inc.	Conroe	12,000,000	Soybean Oil
	Smithfield Bioenergy LLC	Cleburne	12,000,000	Multi Feedstock
	SMS Envirofuels	Poteet	6,000,000	Soybean Oil
	South Texas Blending	Laredo	5,000,000	Tallow
UT
	Domestic Energy Partners	Spanish Fork	9,000,000	Multi Feedstock
VA
	Cheasapeake Custom Chemical	Ridgeway	5,000,000	Soybean Oil
	Renroh Environmental Company	South Boston	80,000
	Virginia Biodiesel Refinery	New Kent	2,000,000	Soybean Oil
WA
	Imperium Seattle Biodiesel	Seattle	5,000,000	Soybean Oil
WI
	Generation Bio, LLC	Kiel
	Renewable Alternatives	Manitowoc		Soybean Oil
	WRR Environmental Services	Eau Claire		Multi Feedstock

* Denotes BQ-9000 Accredited Producers
Note: Annual Production Capacity only refers to the reported maximum production capability of the facility. Therefore, it does not represent how many gallons of biodiesel were actually produced at each plant.
     The following map produced by the National Biodiesel Board indicates the locations of plants under construction in the United States. Plants under construction are those plants that those biodiesel companies are actively engaged in construction or expansion of their biodiesel facilities. Companies, like ours, in the earlier stages of the process may not be represented on this map.

     The following table provides a list of the plants under construction and proposed plants in the United States as of September 12, 2006, as reported by the National Biodiesel Board. Companies that are expanding their operations are designated with an “E” in the state column of the table. Proposed plants are those biodiesel companies that are actively engaged in raising equity, permitting or buying equipment but are not yet actively constructing their facility or producing biodiesel. Projects in the early stages of development may not be listed.

			Annual		Target
			Production	Primary	Completion
State	Company	City	Capacity	Feedstock	Date
AL
	Allied Renewable Energy, LLC	Birmingham	15,000,000	Soybean Oil	Oct 2006
AR
	Ag Bio Energy	McGehee		Soybean Oil	March 2007
E	Patriot BioFuels	Stuttgart	10,000,000	Multi Feedstock	April 2007
AZ
	Amereco Arizona, LLC	Arlington		Multi Feedstock	Oct 2006
CA
E	Biodiesel Industries of Port Hueneme	Port Hueneme	7,000,000	Multi Feedstock	Dec 2007
	Blue Sky Bio-Fuels, Inc.	Oakland	20,000,000	Trap Grease, Recycled Cooking Oil, Soybean Oil	Jan 2007
	LC Biofuels	Richmond	365,000	Multi Feedstock	Sept 2006
CO
	Great White Bottling, Inc.	Denver			Sept 2006
E	Rocky Mountain Biodiesel Industries, LLC	Berthoud	7,000,000	Multi Feedstock	Dec 2007
GA
	Agri Biofuels, Inc.	Camilla	15,000,000	Soybean Oil	Oct 2006
	Georgia Biofuels Corp	Loganville	500,000	Multi Feedstock	Oct 2006
IA
E	AGP	Sergeant Bluff	15,000,000	Soybean Oil	Dec 2006
	Central Iowa Energy	Newton	30,000,000	Multi Feedstock	March 2007
	East Fork Biodiesel, LLC	Algona	60,000,000	Multi Feedstock	Oct 2007
	Freedom Fuels, LLC	Mason City	30,000,000	Multi Feedstock	March 2007
	Iowa Renewable Energy, LLC	Washington	30,000,000	Multi Feedstock	June 2007
	Riksch BioFuels, LLC	Crawfordsville	10,000,000	Multi Feedstock	July 2006
	Tri-City Energy, LLC	Keokuk	30,000,000	Soybean Oil	Sept 2006
	Western Dubuque Biodiesel	Farley	30,000,000	Soybean Oil	July 2007
IL
	Heartland Biodiesel, Inc.	Marion			Jan 2007
	Incobrasa Industries, Ltd.	Gilman	31,000,000	Soybean Oil	Nov 2006
	Midwest Biodiesel Products	South Roxanna	30,000,000	Soybean Oil	Nov 2006
IN
	Louis Dreyfus Agricultural Industries, LLC	Claypool	80,000,000	Soybean Oil	Oct 2007

			Annual		Target
			Production	Primary	Completion
State	Company	City	Capacity	Feedstock	Date
KY
	Green Earth Bio-Fuel, Inc.	Irvine		Soybean Oil	Jan 2007
	Owensboro Grain	Owensboro	50,000,000	Soybean Oil	June 2007
ME
	Bio-Renewable Fuels Corp.	Fairfield		Yellow Grease	Sept 2006
MI
	Ag Solutions, Inc.	Gladstone	10,000,000	Soybean Oil	Sept 2006
	Michigan Biodiesel, LLC	Bangor	10,000,000	Soybean Oil	Oct 2006
	Milan Biodiesel Co.	Milan			Sept 2006
MN
	Midwest Renewable LLC	Menahga	4,000,000	Soybean Oil	Oct 2006
MO
	AGP	St. Joseph	30,000,000	Soybean Oil	Sept 2007
	Mid America Biofuels, LLC	Mexico	30,000,000	Soybean Oil	Nov 2006
	Prairie Pride	Deerfield	30,000,000	Soybean Oil	Dec 2007
MS
	North Mississippi Biodiesel	New Albany	7,000,000	Soybean Oil	Oct 2006
NC
	American Distillation, Inc.	Leland	3,000,000	Soybean Oil	Oct 2006
	Filter Specialty Bioenergy LLC	Autryville	1,500,000	Multi Feedstock	March 2007
	Foothills Bio-Energies, LLC	Lenoir	5,000,000	Multi Feedstock	Sept 2006
	Piedmont Biofuels Industrial	Pittsboro	1,000,000	Multi Feedstock	Sept 2006
ND
	ADM	Velva	85,000,000	Canola Oil	April 2007
	Dakota Skies Biodiesel, LLC	Minot	30,000,000	Canola Oil	Oct 2007
NE
	Beatrice Biodiesel, LLC	Beatrice	50,000,000	Soybean Oil	July 2007
NH
	MPB Bioenergy, LLC	Durham		Recycled Cooking Oil	Feb 2007
NJ
	Bio Energy of America	Edison	45,000,000	Soybean Oil	July 2007
NV
E	Biodiesel of Las Vegas	Las Vegas	25,000,000	Multi Feedstock	June 2007
NY
	NextGen Fuel, Inc.	Fulton	5,000,000	Soybean Oil	Nov 2006
OH
E	American Ag Fuels, LLC	Defiance	5,500,000	Multi Feedstock	Dec 2006
	Jatrodiesel Inc.	Miamisburg	5,000,000	Multi Feedstock	Sept 2006
OK
	Best Energy Solutions, LLC	Tulsa	1,000,000	Soybean Oil	Nov 2006
OR
	Green Fuels of Oregon, Inc.	Klamath Falls			Oct 2006
PA
	AGRA Biofuels, LLC	Middletown	2,000,000	Soybean Oil	Oct 2006

			Annual		Target
			Production	Primary	Completion
State	Company	City	Capacity	Feedstock	Date
E	Keystone BioFuels, Inc.	Shiremanstown		Soybean Oil	Dec 2006
	Lake Erie Biofuels	Erie	45,000,000	Soybean Oil	July 2007
	PA Biofuels, LLC	Neville Island	10,000,000	Multi Feedstock	Nov 2006
RI
	Mason Biodiesel, LLC	Westerly			Oct 2006
SC
E	Carolina Biofuels, LLC	Taylor	40,000,000	Soybean Oil	Aug 2007
E	Carolina Biofuels, LLC	Taylor	14,000,000	Soybean Oil	Sept 2006
	Southeast BioDiesel, LLC	Charleston	2,000,000	Recycled Cooking Oil	Sept 2006
TN
	BIG Biodiesel, LLC	Pulaski	250,000	Soybean Oil	Nov 2006
	Blue Sky Biodiesel	Kingston	500,000	Multi Feedstock	Nov 2006
	Memphis Biofuels, LLC	Memphis	36,000,000	Multi Feedstock	Oct 2006
	Milagro Biofuels of Memphis	Memphis	5,000,000	Soybean Oil	Sept 2006
E	TN Bio Energy	Manchester
TX
	Ag Fuels Ltd	Sealy			Jan 2007
	Big Daddy’s Biodiesel, inc.	Hereford	30,000,000	Soybean Oil	2Q 2007
E	Biodiesel Industries of Greater Dallas-Fort Worth	Denton	7,000,000	Multi Feedstock	Dec 2007
	Galveston Bay Biodiesel	Galveston	21,000,000	Multi Feedstock	Nov 2006
	GeoGreen Fuels	Gonzales	3,000,000	Multi Feedstock	Sept 2006
	Green Diesel, LLC	Houston		Soybean Oil	Dec 2006
	Momentum Biofuels, Inc.	Pasedena	20,000,000	Soybean Oil	Oct 2006
	Panhandle Fuels, LLC	Spearman			Oct 2006
E	SAFE Fuels, inc.	Conroe	8,000,000	Soybean Oil	Oct 2006
UT
	Denali Industries, LLC	American Fork	3,000,000	Multi Feedstock	Oct 2006
E	Domestic Energy Partners	Spanish Fork	37,000,000	Multi Feedstock	Dec 2006
VA
	RECO Biodiesel, LLC	Richmond	10,000,000	Soybean Oil	Sept 2006
WA
	Imperium Grays Harbor	Grays Harbor	100,000,000	Multi Feedstock	2Q 2007
	Olympic Biofuels	Poulsbo	500,000	Multi Feedstock	Sept 2006
WI
	Sanimax Energy	Deforest	20,000,000	Multi Feedstock	Jan 2007
WV
	A C & S, Inc.	Nitro		Soybean Oil	Fall 2006
Note: The annual production capacity for plants under expansion represents the incremental increase in production capacity resulting from their expansion.

Competition from Other Fuel Sources
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
     In addition, the Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel that will be made available for retail sale beginning in October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. According to the March 2006 edition of Biodiesel Magazine, many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could result in the loss of some or all of your investment.
     Glycerin Competition
     Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our source of revenue from glycerin. In February 2005, the price of pharmaceutical grade glycerin produced in the United States was approximately $0.445 per pound and by March 2006, the price of pharmaceutical grade glycerin had declined to approximately $0.350 per pound, due primarily to the oversupply of glycerin by biodiesel production facilities. The price of pharmaceutical grade glycerin has further declined in the first half of October 2006 to $0.280 per pound. The tremendous increase in supply has caused the price of glycerin to decrease substantially in the last year. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product. If the price of pharmaceutical grade glycerin decreases as dramatically as the price of crude glycerin, we could lose our revenue from glycerin, which is estimated to represent approximately 1% of our revenue. Any further price decline will negatively impact our future revenues and could reduce the value of your investment.
Sources and Availability of Raw Materials
     Feedstock Supply
     According to the National Biodiesel Board, it takes about 7.3 pounds of soybean oil to produce one gallon of biodiesel. Depending upon market conditions, we anticipate that our biodiesel plant will process approximately 240 million pounds (31.8 million gallons) of soybean oil and/or animal fats per year as the feedstock for its production process. We entered into an agreement with West Central Cooperative to procure feedstock for our biodiesel plant pursuant to a management and operational services agreement. West Central Cooperative assigned the agreement to REG, Inc. We expect the agreement will require REG, Inc. to provide analysis and audit of feedstock suppliers, purchase feedstock meeting specifications and in adequate quantities to fill the production schedule of the facility, negotiate for discounts, and provide transportation, logistics, and scheduling of feedstock deliveries.
     The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 75-80% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant oil feedstock available in the United States. The 20 year average price for soybean oil is approximately $0.21 per pound. However, we cannot be assured that the historical prices for oils and fats will continue into the future. In addition, increased biodiesel production is likely to have an effect on the cost of soybean oil. If we are unable to obtain satisfactory amounts or competitive pricing for our feedstock supply our ability to operate profitably may be impaired which would decrease the value of your investment or we may be forced to abandon our business.

     Crude soybean oil and all animal fats need to be pretreated before being processed into biodiesel. Pretreatment takes crude soybean oil and any animal fat or grease, removes the impurities and prepares the feedstock to go through the biodiesel process. Some feedstock needs more treatment than others. For example, virgin soybean oil can be easier and cheaper to pretreat than turkey fat, and turkey fat can be easier and cheaper to pretreat than beef tallow. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock. For soybean oil, the pretreatment process results in refined, bleached, and deodorized (RBD) oil. The price differential between RBD oil and crude soy oil is ordinarily $.05 per pound. This adds another $0.375 per gallon to the costs discussed above. If we are able to complete necessary equity and debt financing, we anticipate our processing plant will have pretreatment capabilities allowing us to purchase and process crude vegetable oil and many types of fat or grease.
     In addition, because biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture, cold flow also becomes a primary factor in determining the type of feedstock to use. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. The pour point for a fuel is the temperature at which the flow of the fuel stops. Therefore, a lower pour point temperature means the fuel is more flowable in colder temperatures. The following table represents the pour points for different types of fuels:

Type of Fuel	Pour Point
Soy-based Biodiesel (B100)	30ºF
Tallow-based Biodiesel (B100)	61ºF
No. 2 Petro Diesel (B0)	-30ºF
B2 Soy Blend with No. 2 Diesel	-25ºF
     To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. We expect that REG, Inc., our marketer, will sell our biodiesel throughout the nation. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns.
     Due to fluctuations in the price and supply of feedstock, we will likely utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing and supply. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant. The market for soybean oil trades 18 months into the future. The animal grease market has no futures trade. However, there is a quoting system through the USDA that provides for price discovery for animal grease. There is not enough volume of biodiesel produced to currently justify a futures market. As such, there is no spot biodiesel price, making current price discovery limited.
     Utilities
     The biodiesel plant will require a significant and uninterrupted supply of electricity, natural gas and water to operate. We plan to enter into agreements with local electric and water utilities to provide our needed electricity and water. There can be no assurance that we will have a reliable and adequate supply of electricity, natural gas and water. An interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems, may require us to halt production. If production is halted for an extended period of time, it may shut down our operations which may affect our ability to generate revenue.
          Electricity.

     We will require a significant supply of electricity. The City of Lamoni, Iowa has agreed to supply us the electricity required at our plant.
          Water.
     We will require a significant supply of water. We currently have an oral agreement with Southern Iowa Rural Water Association for water services, but it has not been reduced to writing. In addition, we have an oral agreement with Lamoni Municipal Utilities to supply us with recycled (gray) water for use at our plant. The inability to obtain a reliable supply of the necessary water may negatively effect our operations, cash flows and financial performance.
          Natural Gas/Alternative Energy Sources.
     We will require a significant supply of energy for the plant. We anticipate using a solid fuel boiler fired by wood waste as our main energy source. Natural gas would be used as our alternate or backup source of energy. We have not yet negotiated, reviewed or executed any agreement to purchase a solid fuel boiler nor have we negotiated, reviewed or executed any agreement with a power company to provide natural gas or other energy sources to our site. The inability to obtain a reliable supply of the necessary natural gas or other energy sources may negatively effect our operations, cash flows and financial performance. We are also exploring the use of other energy sources.
Research and Development
     We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel and glycerin.
Dependence on One of a Few Major Customers
     As discussed above, we have entered into a Management and Operational Services Agreement with REG, Inc. for the purpose of obtaining feedstock and marketing and distribution of our products. We expect to rely upon REG, Inc. for the sale and distribution of our biodiesel and glycerin. Therefore, although there are other marketers in the industry, we expect to be highly dependent on REG, Inc. for the successful marketing of our products. In addition, REG, Inc. recently announced its intent to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, meaning that REG, Inc. and its affiliates may in the future be viewed as competitors in addition to our management service provider. Any loss of REG, Inc. as our marketing agent for our biodiesel and glycerin respectively, or a failure of REG, Inc. to treat us equally, could result in a significant negative impact on our revenues.
Costs and Effects of Compliance with Environmental Laws
     We will be subject to extensive air, water and other environmental regulations, and we will need to obtain a number of environmental permits to construct and operate the plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits. Our acquisition of many of the various required permits is time-sensitive. Several of these permits, including the air pollution construction and operation permits, storm water discharge permits and others, must be obtained prior to starting construction. Other permits will be required shortly before or shortly after commencement of our operations. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. In addition to the state requirements, the United States Environmental Protection Agency (EPA) could impose conditions or other restrictions in the permits that are detrimental to us or which increase permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process. The Iowa Department of Natural Resources (IDNR) and the EPA could also modify the requirements for obtaining a permit. Any such event could significantly increase our operating costs and the capital costs associated with construction of the plant or any future expansion of the plant.
     Even if we receive all required permits from the IDNR, we may also be subject to regulations on emissions by the EPA. Currently, the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with construction and operation of the proposed plant. However, we will be subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than the IDNR.

Additionally, environmental laws and regulations, both at the federal and state level, are subject to change, and changes can be made retroactively. Such changes may result in greater regulatory burdens. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, to the detriment of our financial performance.
     Air Pollution Construction and Operation Permits. Our preliminary estimates indicate that our facility will be considered a minor source of regulated air pollutants. However, there are a number of emission sources that are expected to require permitting. Biodiesel production involves the emission of various airborne pollutants, including carbon monoxide (CO), oxides of nitrogen (NOx), sulfur dioxide (SO2) and volatile organic compounds (VOCs). We expect to obtain air pollution construction new source permits for each source of emission.
     Although our engineer’s preliminary estimates indicate that this facility will be considered a minor source of regulated air pollutants, and therefore not subject to Title V or Maximum Achievable Control Technology (MACT) Standards, this could change depending on the results of additional testing, results after the facility begins production, or the changing regulatory environment. Obtaining and maintaining a Title V permit and adhering to MACT standards may involve substantial compliance and management costs, additional capital and a significant delay in obtaining an air permit. If we are required to obtain and maintain a Title V permit, we must find a skilled engineer to work for us to ensure our compliance with Title V and will incur additional engineering expenses. If we are unable to find a skilled engineer to employ, we will be required to hire an engineering firm to ensure our compliance with Title V at a greater expense. In order to comply with applicable air regulations or to avoid having to obtain a Title V air permit, it is possible that we will have to install additional air pollution control equipment or agree to limit production levels to amounts that may be slightly lower than maximum production levels described in this document. These limitations are expected to be made a part of the construction permits. Exceeding these limitations would require us to pursue a Title V air permit and could subject us to expensive fines, penalties, injunctive relief, and civil or criminal law enforcement actions. There is also a risk that the IDNR might reject a Title V air permit application and request additional information, which would further delay start-up and increase expenses.
     There is also a risk that regulatory changes might impose additional or different requirements. For example, if the area in which the plant is situated is determined to be a non-attainment area for a particular pollutant, the threshold standards that require a Title V permit might be changed and require us to obtain the permit. The State of Iowa could enact a State Implementation Plan which would require the imposition of Prevention of Significant Deterioration requirements and the installation of Best Available Control Technologies for any future modifications or expansions of the plant. Any such event would significantly increase the operating costs and capital costs associated with any future expansion or modification of the plant.
     New Source Performance Standards. We anticipate that the plant will also be subject to the New Source Performance Standards. Duties imposed by the New Source Performance Standards include initial notification, emission limits, compliance and monitoring requirements and record keeping requirements.
     Storm Water Discharge Permit and Other Water Permits. Before we can begin operation of our plant, we must obtain an Industrial Storm Water Discharge Permit (General Permit #1) from the IDNR. This general permit will be issued after two public notices and the preparation of a Storm Water Pollution Prevention Plan that outlines various measures we plan to implement to prevent storm water pollution. Other compliance and reporting requirements would also apply.
     Prior to the commencement of construction of the plant, we will also likely be required to file a notice of intent and application for a Construction Site Storm Water Discharge Permit. If the IDNR does not object to the notice of intent, we could begin construction and allow storm water discharge fourteen days after the filing. As part of the application for the Construction Site Storm Water Discharge Permit, we will need to prepare a construction site erosion control plan. We would also be subject to certain reporting and monitoring requirements. We anticipate, but there can be no assurances, that we will be able to obtain these permits.
     Spill Prevention, Control and Countermeasures Plan. Before we can begin operations, we must prepare a Spill Prevention Control and Countermeasure plan. The plan must be reviewed and certified by a professional engineer.

     Risk Management Plan. Pursuant to the Clean Air Act, stationary sources with processes that contain more than a threshold quantity of a regulated substance are required to prepare and implement a Risk Management Plan. It is anticipated that our plant will use methanol, hydrochloric acid (HC1) and caustic soda (NaOH) to produce our biodiesel. It is likely we will be required to establish a plan to prevent spills or leaks of these substances and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of these substances into the surrounding area. We will need to conduct a hazard assessment and prepare models to assess the impact of any release of such substances into the surrounding area. The program will be presented at one or more public meetings. In addition, it is likely that we will have to comply with the prevention requirements under OSHA’s Process Safety Management Standard. These requirements are similar to the Risk Management Plan requirements. The Risk Management Plan should be filed before use of those regulated substances.
     Nuisance. Even if we receive all EPA and Iowa environmental permits for construction and operation of the plant, we may be subject to the regulations on emissions by the EPA. Our activities could subject us to nuisance, trespass or similar claims by employees or property owners or residents in the vicinity of the plant. Any such claims, or increased costs to address complaints, may reduce our cash flows and have a negative impact on our financial performance. We are not currently involved in any litigation involving nuisance claims.
     For the fiscal year ended October 31, 2006, we have not spent any money on compliance with federal, state and local environmental laws.
Employees
     We currently have one full-time employee, Rose Saxton, our administrative assistant. Prior to completion of plant construction and commencement of operations, we intend to hire approximately 28 full-time employees. The following table represents the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

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
     We intend to enter into written confidentiality agreements with our officers and employees. Among other things, these agreements will require such officers and employees to keep strictly confidential all proprietary information developed or used by us in the course of our business.
     Our success will depend in part on our ability to attract and retain qualified personnel at competitive wage and benefit levels. We must hire qualified managers, accounting, human resources and other personnel. We operate in a rural area with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our project. If we are unsuccessful in this regard, such event may negatively effect our operations, cash flows and financial performance.

ITEM 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.
Risks Related to the Offering
     Failure to sell the minimum number of units will result in the failure of our registered offering, which means that your investment may be returned to you with nominal interest. We may not be able to sell the minimum amount of units required to close our registered offering. We must sell at least $20,000,000 worth of units to close our registered offering. If we do not sell units with a purchase price of at least $20,000,000 by June 9, 2007, we cannot close our registered offering and must return subscribers’ money with nominal interest, less expenses for escrow agency fees. This means that from the date of a subscriber’s investment, the subscriber would earn a nominal rate of return on the money he, she, or it deposits with us in escrow. We do not expect the termination date to be later than June 9, 2007. As of January 10, 2007, we have received subscriptions for 11,813 units for an aggregate amount of $11,813,000.
     We are not experienced in selling securities and no one has agreed to assist us or purchase any units that we cannot sell ourselves, which may result in the failure of our registered offering. We are making our registered offering on a “best efforts” basis, which means that we will not use an underwriter or placement agent. We have no firm commitment from any prospective buyer to purchase our units and there can be no assurance that the offering will be successful. We are offering our units directly to investors in the states of Iowa, Illinois, Kansas, Missouri, South Dakota, Alaska, Washington, New York and Colorado. We advertise in local media and by mailing information to area residents. We are also holding informational meetings throughout Iowa, Illinois Kansas, Missouri, South Dakota, Alaska, Washington, New York and Colorado and in states that allow general solicitation pursuant to an exemption from registration. Our directors have significant responsibilities in their primary occupations in addition to trying to raise capital. These individuals have no broker-dealer experience and our directors have no experience with public offerings of securities. There can be no assurance that our directors will be successful in securing investors for our registered offering.
     Proceeds from our registered offering are subject to promissory notes due after the offering is closed. As much as 90% of the total offering proceeds of our registered offering could be subject to promissory notes that may not be due until after the offering is closed. If we sell the minimum number of units by June 9, 2007, we will be able to close the offering. However, we will not be able to release funds from escrow until enough of the promissory notes are paid off that the cash proceeds in escrow equal or exceed $20,000,000 and we have received a written debt financing commitment. The success of our offering will depend on the subscribers’ ability to pay the outstanding balances on these promissory notes. In order to become a member in Southern Iowa BioEnergy LLC, each subscriber must, among other requirements, submit a check in the amount of 10% of the total amount due for the number of units for which subscription is sought, and execute a promissory note for the remaining 90% of the total amount due for the units. That balance will become due within 30 days of the date of our notice that our sales of units, including the amounts owed under the promissory notes, have exceeded the minimum escrow deposit of $20,000,000. As collateral for the promissory note, we will take a security interest in the units. We intend to retain the initial payment and to seek damages from any investor who defaults on his/her/its promissory note obligation. Nonetheless, the success of the offering depends on the payment of these amounts.
     We intend to spend equity proceeds and begin plant construction before we have completed our equity drive or fulfilled all of the loan commitment conditions, signed binding loan agreements or received loan proceeds, but we may be unable to complete our equity drive successfully or close the loan and investors may lose all of their investment. If we sell the aggregate minimum number of units prior to June 9, 2007, and satisfy the other conditions of releasing funds from escrow, including our receipt of a written debt financing commitment, we presently intend to begin spending the equity proceeds to begin plant construction or for other project-related expenses, even though we have not successfully completed our equity drive and obtained sufficient equity to complete the project or satisfy the conditions of our loan commitment. Moreover, even though we must obtain written debt financing commitment prior to releasing funds from escrow, a debt financing commitment does not guarantee that we will a be able to close the loan successfully. If, after we begin spending equity proceeds, we are unable to raise sufficient additional funds in our equity drive to reach the level of equity necessary to close the loan, or are unable to close the loan for other reasons, we may be required to seek other debt financing sources or abandon the project. If we are unable to secure debt financing investors could lose some or all of their investment.
Risks Related to Our Financing Plan
          Even if we raise the minimum amount of equity in our registered offering, we may not obtain the debt financing necessary to construct and operate our biodiesel plant, which would result in the failure of the project and Southern Iowa BioEnergy LLC. Other than the $2,200,000 line of credit with Great Western Bank, we do not have contracts or commitments with any bank, lender or financial institution for debt financing, and we will not release funds from escrow until we secure a written debt financing commitment that we deem sufficient to construct and operate the biodiesel plant. If debt financing on acceptable terms is not available for any reason, we will be forced to abandon our business plan and return subscribers’ investment from escrow plus nominal interest less deduction for escrow agency fees. Including the $999,665 we raised from our founding members and in our seed capital offering and depending on the level of equity raised in our registered offering, we expect to require a minimum of $18,750,000 in senior or subordinated long-term debt from one or more commercial banks or other lenders, less incentives and government grants. Because the amounts of equity and grant funding are not yet known, the exact amount and nature of total debt is also unknown.
          If we do not sell the minimum amount of units, the offering will not close. Even though we must receive a debt financing commitment as a condition of closing escrow, the agreements to obtain debt financing may not be fully negotiated when we close on escrow. Therefore, there is no assurance that such commitment will be received, or if it is received, that it will be on terms acceptable to us. If agreements to obtain debt financing are arranged and executed, we expect that we will be required to use the funds raised from our registered offering prior to receiving the debt financing funds.
          Future loan agreements with lenders may hinder our ability to operate the business by imposing restrictive loan covenants, which could delay or prohibit us from making cash distributions to our unit holders. Our debt load and service requirements necessary to implement our business plan will result in substantial debt service requirements. Our debt load and service requirements could have important consequences which could hinder our ability to operate, including our ability to:
•	Incur additional indebtedness;

•	Make capital expenditures or enter into lease arrangements in excess of prescribed thresholds;

•	Make distributions to unit holders, or redeem or repurchase units;

•	Make certain types of investments;

•	Create liens on our assets;

•	Utilize the proceeds of asset sales; and

•	Merge or consolidate or dispose of all, or substantially all, of our assets.
          In the event that we are unable to pay our debt service obligations, our creditors could force us among other things to (1) reduce or eliminate distributions to unit holders (even for tax purposes); or (2) reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt. In the event that we are unable to refinance our indebtedness or raise funds through asset sales, sales of equity or otherwise, our ability to operate our plant could be greatly affected and we could be forced to liquidate.
          If we decide to spend equity proceeds and begin plant construction before we have fulfilled all of the loan commitment conditions, signed binding loan agreements or received loan proceeds, we may be unable to close the loan and investors may lose all of their investment. If we sell the aggregate minimum number of units prior to June 9, 2007, and satisfy the other conditions of releasing funds from escrow, including our receipt of a written debt financing commitment, we may decide to begin spending the equity proceeds to begin plant construction or for other project-related expenses. If, after we begin spending equity proceeds, we are unable to close the loan, we may have to seek another debt financing source or abandon the project. If that happens, investors could lose some or all of their investment.

     If we successfully release funds from escrow but are unable to close our loan, we may decide to hold subscribers’ investment while we search for alternative debt financing sources, which means our subscribers’ investment will continue to be unavailable to them and may decline in value. We must obtain a written debt financing commitment prior to releasing funds from escrow. However, a debt financing commitment does not guarantee that we will be able to successfully close the loan. If we fail to close the loan, we may choose to seek alternative debt financing sources. While we search for alternative debt financing, we may continue to hold subscribers’ investment in another interest-bearing account. Subscribers’ investment will continue to be unavailable while we search for alternative debt financing. It is possible that subscribers’ investment will decline in value while we search for the debt financing necessary to complete our project.
Risks Related to Southern Iowa BioEnergy LLC as a Development-Stage Company
     We have no experience in the biodiesel industry, which increases the risk of our inability to build and operate the biodiesel plant. We are a development-stage company with no revenues. We do not currently own or operate any biodiesel facilities. We have no experience in constructing or operating a biodiesel plant. We are presently, and will likely continue to be for some time, dependent upon our initial directors. These individuals have no or limited experience in raising capital from the public, in organizing and building a biodiesel plant, or in governing and operating a public company. Our directors have no or limited expertise in the biodiesel industry. In addition, certain directors are presently engaged in businesses and other activities that impose substantial demands on the time and attention of such directors. We anticipate that our executive officers will dedicate between 15 and 20 hours per week to our project following completion of the offering. We anticipate that our other directors will dedicate between 4 hours and 20 hours per week to our project depending upon which committees they serve. We anticipate that we will hire a manager for the plant with experience in the biodiesel industry and in operating a production plant similar to the proposed plant. However, there is no assurance that we will be successful in attracting or retaining such an individual because of the competitive market as new plants are constructed and the limited number of individuals with expertise in the area. In addition, we may have difficulty in attracting other competent personnel to relocate to Iowa in the event that such personnel are not available locally. Our failure to attract and retain such individuals could limit or eliminate any profit that we might make and could result in our failure. If Southern Iowa BioEnergy LLC fails, investors could lose all or a substantial part of their investment in us.
     We will be dependent on REG, Inc. and its affiliates for expertise in beginning operations in the biodiesel industry and any loss of this relationship could cause us delay and added expense, placing us at a competitive disadvantage. REG, Inc. is a recently established entity formed through a combination of the biodiesel management services business of West Central Cooperative of Ralston, Iowa, and the biodiesel plant construction business of Renewable Energy Group, LLC, also of Ralston, Iowa. West Central Cooperative is a farmer-owned cooperative that specializes in soy processing operations, including the manufacture and sale of biodiesel and procurement of feedstock. West Central Cooperative maintains a controlling interest in REG, Inc. REG, Inc.’s objective is to offer a comprehensive set of management, procurement, marketing and construction services to the biodiesel industry. REG, Inc. has also announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, meaning that REG, Inc. and its affiliates may in the future be viewed as competitors in addition to management and construction service providers.
     We expect to enter into a definitive construction agreement with REG, Inc. to design, engineer and build the plant. We anticipate that our biodiesel plant will primarily process the following feedstocks: soybean oil, animal fats and other vegetable oils. In addition, we have entered into a contract with REG, Inc. for management, feedstock procurement and marketing services for our plant. Any loss of our relationship with REG, Inc. or its affiliates, particularly during the construction and start-up period for the plant, may prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays. In addition, REG, Inc.’s involvement in other projects could delay the commencement and start-up operations of our project. Unforeseen expenses and delays may be prohibitive and cause our project to fail. Such unforeseen expenses and delays will certainly reduce our ability to generate revenue and profitability and may significantly damage our competitive position in the biodiesel industry such that investors could lose some or all of their investment.

     If we fail to finalize certain agreements such as the construction agreement with REG, Inc. or the final agreements are unfavorable compared to what we currently anticipate, our project may fail or be harmed in ways that significantly reduce the value of subscribers’ investment. Subscribers should be aware that this report refers to documents and agreements that are not yet final or executed and to plans that have not been implemented. In some instances, such documents and agreements are not even in draft form. The definitive versions of those agreements, documents, plans and proposals may contain terms or conditions that vary significantly from the terms and conditions described. The agreements, documents, plans and proposals not in final form may not materialize or, if they do materialize, may not prove to be profitable.
     Our business is not diversified. We expect our business to consist of the production and sales of biodiesel and its co-products. We do not have any other lines of business or other sources of revenue if we are unable to complete the construction and operation of the plant. Our lack of business diversification could cause investors to lose all or some of their investment if we are unable to generate revenues by the production and sale of biodiesel and its co-products since we do not expect to have any other lines of business or alternative revenue sources.
     We have a history of losses and may not ever operate profitably. For the period of January 26, 2005 through October 31, 2006, we incurred an accumulated net loss of $676,632 or $456.26 per weighted average unit. We will continue to incur significant losses until we successfully complete construction and commence operations of the plant. There is no assurance that we will be successful in completing our registered offering and/or in our efforts to build and operate a biodiesel plant. Even if we successfully meet all of these objectives and begin operations at the biodiesel plant, there is no assurance that we will be able to operate profitably.
     We will depend on decisions made by our initial board of directors until the plant is built. Our amended and restated operating agreement provides that the initial board of directors will serve until the first annual or special meeting of the members following commencement of substantial operations of our biodiesel plant. If our project suffers delays due to financing or construction, our initial board of directors could serve for an extended period of time. In that event, your only recourse to replace these directors would be through an amendment to our amended and restated operating agreement which could be difficult to accomplish.
Risks Related to Construction of the Biodiesel Plant
     We will depend on key suppliers, whose failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of your investment. We do not currently own or operate any biodiesel facilities. We have no experience in constructing a biodiesel plant. We will be highly dependent upon REG, Inc. to design and build the plant, but we have no definitive binding agreement with REG, Inc. for these services. We have entered into non-binding letters of intent with REG, LLC which we assigned to REG, Inc. for various design and construction services. REG, Inc. has indicated its intention to deliver to us a proposed construction agreement, in which it would serve as our general contractor and provide design and engineering services. However, we cannot provide assurance that we will execute such an agreement. If we do not execute a definitive, binding design-build contract with REG, Inc., or if REG, Inc. terminates its relationship with us after it initiates construction, there is no assurance that we will be able to obtain a replacement general contractor. Any such event could force us to abandon our business.
     We expect that we will also be highly dependent upon REG, Inc.’s experience and ability to train personnel in operating the plant. If the completed plant does not operate to the level anticipated by us in our business plan, we will rely on REG, Inc. to adequately address such deficiency. There is no assurance that REG, Inc. will be able to address such deficiency in an acceptable manner. Failure to do so could cause us to halt or discontinue production of biodiesel, which could damage our ability to generate revenues and reduce the value of our units.
     We will be highly dependent upon REG, Inc. to manage our plant, procure our inputs and market our products pursuant to our Management and Operational Services Agreement. If REG, Inc. does not perform its obligations as agreed, we may be unable to specifically enforce our agreement. Our reliance on REG, Inc. may place us at a competitive disadvantage. REG, Inc. has announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, meaning that REG, Inc. and its affiliates may in the future be viewed as competitors for feedstock in addition to management service providers.

     We may need to increase cost estimates for construction of the biodiesel plant, and such increases could result in devaluation of our units if our biodiesel plant construction requires additional capital. We have entered into non-binding letters of intent with REG, LLC which we assigned to REG, Inc. for the first two phases of construction, which include the initial engineering, design and contract to build the biodiesel plant. In addition, we signed an Agreement for Pre-Construction Services with REG, Inc. for additional engineering and long lead time activities. We expect to execute a definitive construction agreement with REG, Inc. which will set forth in detail the design and construction services to be provided by REG, Inc. However, our letters of intent do not establish a fixed contract price for construction of our plant. Based on preliminary discussions with REG, Inc., we have determined our capital needs for construction of the plant will likely be between $30,420,000 and $44,170,000 with additional start-up and development costs of between $9,330,000 and $12,135,000 for a total project completion cost of between $39,750,000 and $56,305,000, depending upon which Phase of construction (I through IV) we complete. It is possible that after we meet the requirements to break escrow that the cost of construction could increase significantly making us unable to complete the project. If this occurs, investors could lose their entire investment. However, our letters of intent do not establish a fixed contract price; rather, the estimated cost of the plant is based on our preliminary discussions with REG, Inc. Therefore, there is no assurance that the final cost of the plant will not be materially higher than anticipated. There may be design changes or cost overruns associated with the construction of the plant. Shortages of steel or other materials necessary to construction could affect the final completion date of the project. Any significant increase in the estimated construction cost of the plant could delay our ability to generate revenues and reduce the value of our units because our revenue may not be sufficient to support the increased cost and expense attributable to increased construction costs.
     Construction delays could result in devaluation of our units if our production and sale of biodiesel and glycerin are similarly delayed. We currently expect our plant to be operating by fall 2008; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy changes towards biodiesel or this project, could cause construction and operation delays. If it takes longer to construct the plant than we anticipate, it would delay our ability to generate revenue and make it difficult for us to meet our debt service obligations. This could reduce the value of the units.
     Defects in plant construction could result in devaluation of our units if our plant does not produce biodiesel and its co-product, glycerin, as anticipated. Defects in material, workmanship or design are not uncommon in construction projects such as ours and there is no assurance that such defects will not occur in our plant. Under the terms of the anticipated design-build agreement with REG, Inc., we expect REG, Inc. would warrant that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery. In addition, we expect the design-build agreement to require REG, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the plant. Nevertheless, material defects in design, materials or workmanship may still occur. Any performance guarantees we receive from REG, Inc. will be unsecured and we may not be able to recover any losses we sustain arising from such deficiencies. We will rely on REG, Inc. to adequately address any deficiencies in material, workmanship or design. However, there is no guarantee that REG, Inc. will be able to correct such deficiencies in an acceptable manner or otherwise will have the financial resources to correct or pay for such deficiency as may be required under the design-build contract. REG, Inc.’s failure to correct any defects in material, workmanship or design could delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant’s operation. Halting or discontinuing plant operations could delay our ability to generate revenues and make it difficult for us to meet our debt service obligations. This could reduce the value of our units and could negatively affect our ability to execute our plan of operation.
     Failure of the production technology or a third party claim of ownership of the technology could cause us to halt or discontinue production of biodiesel, which could damage our ability to generate revenues and reduce the value of our units. We will be highly dependent upon the technology supplied by REG, Inc. for our biodiesel plant. Failure of the technology could cause us to halt or discontinue production of biodiesel, which could damage our ability to generate revenues and reduce the value of your units. An assertion by a third party as to the rights to the technology could cause us to halt or discontinue production of biodiesel, which could damage our ability to generate revenues and reduce the value of our units. We do not currently know of any third party claim to the technology nor do we have reason to believe that there are shortcomings in the technology.

     Changes in production technology could require us to commit resources to updating the biodiesel plant or could otherwise hinder our ability to compete in the biodiesel industry or to operate at a profit. Advances and changes in the technology of biodiesel production are expected to occur. Such advances and changes may make our biodiesel production technology less desirable or obsolete. The plant is a single-purpose entity and has no use other than the production of biodiesel and co-products. Much of the cost of the plant is attributable to the cost of production technology, which may be impractical or impossible to update. The value of our units could decline if changes in technology cause us to operate the plant at less than full capacity for an extended period of time or cause us to abandon our business.
     We expect that our production facility will not be located on an operational railroad which may result in higher transportation costs which could reduce our ability to operate profitably. We anticipate that our production facility and our transportation facility (if built) will be located on separate sites, which may be a significant distance apart. If we do not raise sufficient funds in our registered offering, we do not expect to build a transportation facility. We expect our transportation facility, if built, will be located on an operational railroad. However, we do not expect our production facility to be located on an operational railroad. As such, we may have higher transportation costs for the transportation of our biodiesel than our competitors. Higher transportation costs may reduce our revenues and our ability to operate profitably, which could reduce the value of our units.
     The plant site or transportation facility may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt plant or transportation facility construction and delay our ability to generate revenue. We have acquired an option for a potential site for the plant located near Lamoni, Iowa in Decatur County and have purchased two parcels near Osceola, Iowa in Clarke County for our transportation facility. Given the historical agricultural use of the properties we have no reason to believe that there is a material risk of environmental problems. However, there can be no assurance that we will not encounter hazardous conditions at the sites or any alternative sites that may delay the construction of the plant. We do not anticipate REG, Inc. will be responsible for any hazardous conditions encountered at the sites. Upon encountering a hazardous condition, REG, Inc. may suspend work in the affected area. If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous condition will likely delay construction of the plant or the transportation facility and may require significant expenditure of our resources to correct the condition. In addition, REG, Inc. will likely be entitled to an adjustment in price and time of performance if it has been adversely affected by the hazardous condition. If we encounter any hazardous conditions during construction that require time or money to correct, such event could delay our ability to generate revenues and reduce the value of our units.
Risks Related to Biodiesel Industry
     If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. In 2005, approximately 75 million gallons of biodiesel were produced in the United States. Our planned biodiesel plant alone could produce approximately 40% of the 2005 domestic supply. In addition, many biodiesel plants do not operate at full capacity and the National Biodiesel Board estimates the current dedicated biodiesel production capacity of these plants is about 582 million gallons per year. Further, current plant construction and expansion are expected to result in another 1.4 billion gallons of annual biodiesel production capacity, for total annual production capacity of 1.98 billion gallons. In contrast, the estimated annual consumption of biodiesel in 2005 was 75 million gallons. Thus the estimated annual production capacity of plants currently under construction far exceeds the current estimated annual consumption of biodiesel. In a study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below the expected production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory, and judicial decision makers and help resolve commercial disputes. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result.
     Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. We do not have any long-term commitments to acquire soybean oil and other inputs for biodiesel production at our plant. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at profitable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in less income, which would decrease our revenues and result in the loss of some or all of our units.
     Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. In February 2005, the price of crude glycerin produced in the United States was approximately $0.410 per pound and by July 2006 the price of crude glycerin had declined to $0.025 per pound, due primarily to the oversupply of glycerin by biodiesel production facilities. According to the September 2006 issue of Biodiesel Magazine, annual consumption of glycerin in the United States has ranged between 400 million and 450 million pounds for the past three years. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. The biodiesel industry could produce as much as 200 million pounds of glycerin this year alone. This tremendous increase in supply has caused the price of glycerin to decrease substantially in the last year. According to Biodiesel Magazine, smaller plants have been forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. The Jacobsen Publishing Company’s Biodiesel Bulletin reported that some biodiesel producers are paying from three to four cents per pound to dispose of crude glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product. If the price of glycerin declines to zero we could be forced to pay to dispose of our glycerin. Any further price decline will negatively impact our future revenues and could reduce the value of our units.
     The biodiesel manufacturing industry is a feedstock limited industry. As more biodiesel plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant and cause investors to lose some or all their investment. The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase at a rapid pace. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the price of feedstock may rise to the point where it threatens the viability of our project or significantly decreases the value of your investment or threatens it altogether. Furthermore, REG, Inc. has announced its intention to increase biodiesel production through wholly-owned and third party managed biodiesel plants, meaning that REG, Inc. and its affiliates may in the future be in competition with us for a limited supply of feedstock as well as our provided management and construction services.
     As the production of biodiesel increases there may not be an adequate supply of railroad cars or trucks to distribute the biodiesel fuel produced by our plant. As more of the biodiesel production plants under construction and in the planning phase begin production, there exists an increasingly large supply of biodiesel fuel to be distributed and there may not be an adequate supply of rail cars or trucks to distribute the fuel which is produced. Railcar shortages have already been reported in some areas and it is unknown when a sufficient supply of rail cars and trucks will become available. If we are unable to transport our products, we may have to slow or halt production which would result in a decrease of our profitability.
     The biodiesel industry is becoming increasingly competitive and we expect to compete with larger, better financed entities which could impact our ability to operate profitably. Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. In November 2006, the National Biodiesel Board estimated there were 87 active plants with an annual production capacity of 582 million gallons annually. Another 65 plants are currently under construction and an additional 13 plants are expanding their existing operations. The additional combined capacity of these plants under construction is estimated at 1.4 billion gallons per year.
     Biodiesel plants are operating or have been proposed in at least 43 states. Currently, there are seven operating biodiesel plants in Iowa. At least 10 other companies have proposed plants in Iowa, including plans by Riksch BioFuels, LLC for a 10 million gallon plant near Crawfordsville, Iowa; Tri-City Energy, LLC for a 30 million gallon plant near Keokuk, Iowa; Central Iowa Energy, LLC for a 30 million gallon plant near Newton, Iowa;

Iowa Renewable Energy, LLC, for a 30 million gallon plant near Washington, Iowa; Western Dubuque Biodiesel, LLC, for a 30 million gallon plant near Farley, Iowa; Freedom Fuels, LLC for a 30 million gallon plant near Mason City, Iowa; East Fork Biodiesel, LLC for a 60 million gallon plant near Algona, Iowa, Raccoon Valley Biodiesel for a 60 million gallon plant in Storm Lake, IA, Northwest Iowa Renewable Energy, LLC for a 60 million gallon plant in Akron, Iowa, Soy Energy, LLC for a 30 million gallon plant near Marcus, Iowa, Nishna Valley Bioenergy, LLC for a 30 million gallon plant near Manilla, Iowa and Future Energy LLC for a 30 million gallon plant near Goldfield, Iowa. In addition, AGP in Sergeant Bluff, Iowa has plans to expand its facility to a 30 million gallon plant. In addition, AGP in Sergeant Bluff, Iowa has plans to expand its facility to a 30 million gallon plant.
     Investors should understand that we face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs. Cargill, Inc., a large supplier of soybean oil, completed construction of a 37.5 million gallon plant in Iowa Falls in May 2006. Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., plans to construct an 85 million gallon plant in North Dakota. These plants will be capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, these plants may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. In light of such competition, there is no assurance that we will be able to compete effectively in the industry. We may generate less income as a result, which would decrease the value of our units.
     We face substantially different risks in the biodiesel industry than do ethanol manufacturers, and investors should not base their decision to invest in us upon any perceived favorable analogies. The ethanol industry enjoys over 4 billion gallons of annual domestic demand and a vast existing production, marketing, and transportation network servicing the demand. Conversely, in 2005, the biodiesel industry supplied only approximately 75 million gallons of fuel for domestic consumption. The entire diesel fuel market constitutes only about one-third of the gasoline market as a whole. Fifty-six percent of the diesel market is used by the trucking industry. Acceptance of biodiesel by consumers has been slow, and the biodiesel industry has faced opposition from the trucking industry and others in regard to legislative mandates for its use. In addition, the present marketing and transportation network must expand significantly before our biodiesel plant begins production. For example, biodiesel is often not readily available at pumps in fuel service stations. Therefore, we may be unable to market our biodiesel profitably.
     In addition, we face a substantially different market than do ethanol producers for the supply of raw material. Manufacturers of ethanol often purchase raw grains directly from producers, which presents an almost unlimited supply from thousands of corn growers. We intend to purchase only raw or partially refined oils and fats from a very limited number of suppliers. Accordingly, we may be unable to obtain the necessary supply of raw materials and may be unable to operate at profitable levels.
     The ethanol industry has historically enjoyed substantially more governmental support than the biodiesel industry on both the federal and state levels. Although the Energy Policy Act of 2005 enacted or extended certain tax credits for the biodiesel industry, such incentives had been previously available to the ethanol industry. In addition, various states offer other ethanol production subsidies which may make ethanol production more profitable. These and other differences between the ethanol industry and our industry make risk and investment comparisons between the two industries unreliable.
Risks Related to Biodiesel Production
     Declines in the prices of biodiesel and its co-products will have a significant negative impact on our financial performance and the value of our units. Our revenues will be greatly affected by the price at which we can sell our biodiesel and its co-products, i.e., glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand, the price of diesel fuel, level of government support, and the availability and price of competing products. The total production of biodiesel continues to rapidly expand at this time. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may reduce our revenues, causing a reduction in the value of our units.
     In addition, increased biodiesel production has lead to increased supplies of co-products from the production of biodiesel, such as glycerin. These increased supplies have led to lower prices for glycerin. Glycerin prices in Europe have declined over the last several years due to increased biodiesel production and saturation of the glycerin market. Those increased supplies are expected to or currently outpace demand in the United States as well. If the price of glycerin declines, our revenue from glycerin may substantially decrease. Increased expenses and decreased sales prices for our products may result in less revenue, which would decrease our income and result in the loss of some or all of our units.
     Competition from other sources of fuel may decrease the demand for our biodiesel. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our units.
     Our business is sensitive to feedstock prices. Changes in the prices and availability of our feedstock may hinder our ability to generate revenue and reduce the value of our units. Our results of operations and financial condition will be significantly affected by the cost and supply of feedstock. Biodiesel production at our plant will require significant amounts of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. As a result, increased feedstock prices may result in decreased revenues. If we experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated and investors may lose some or all of their investment.
     We anticipate that our biodiesel plant will process primarily soybean oil and possibly, animal fats and other vegetable oils, and the cost of feedstock will represent approximately 70%-90% of our cost of production. Historically, the price of soybean oil has been volatile, the Chicago Board of Trade soybean oil futures have traded between $0.10 and $0.41 per pound within the last three years. Soybean prices may also be affected by other market sectors because soybeans are comprised of 80% protein meal used and only 20% oil. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Currently, soybean crush capacity is concentrated among four companies, Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. Of these companies, both Cargill and ADM are constructing or are planning to construct biodiesel plants and we expect to compete with them and other plants for feedstock origination. Competition for raw soy oil, animal fats and other feedstock may increase our cost of feedstock and harm our financial performance and the value of your investment. If we are unable to obtain adequate quantities of feedstock at economical prices, investor’s may lose their entire investment in us.
     Our reliance upon third parties for feedstock supply may hinder our ability to profitably produce our biodiesel. In addition to being dependent upon the availability and price of feedstock supply, we will be dependent on relationships with third parties, including feedstock suppliers. We do not anticipate building a soy crushing facility to supply our own raw soy oil or feedstock. Therefore, we must be successful in establishing feedstock agreements with third parties. We have entered into a feedstock procurement agreement with REG, Inc.; however, we do not yet have any binding commitments from anyone to supply our feedstock. Although REG, Inc. through West Central Cooperative produces its own raw soy oil, it consumes this raw soy oil in its own biodiesel manufacturing facility. REG, Inc. will likely acquire our feedstock from third parties. Assuming that we can establish feedstock relationships, our suppliers may terminate those relationships, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us. Our suppliers may not perform their obligations as agreed, and we may be unable to specifically enforce our agreements.
     We may engage in hedging transactions which involve risks that can harm our business. Once the plant is operational, we will be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on soybean oil in the biodiesel production process. We may seek to minimize the risks from fluctuations in the prices of soybean oil through the use of hedging instruments. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. The effectiveness of our hedging strategies is dependent upon the cost of soybean oil and our ability to sell sufficient amounts of our products to use all of the soybean oil for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high soybean oil prices. Alternatively, we may choose not to engage in hedging transactions. As a result, our results of operations and financial conditions may also be adversely affected during periods in which soybean oil prices increase.
     Hedging activities themselves can result in increased costs because price movements in soybean oil contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant.
     Asian soybean rust and other plant diseases may decrease our ability to obtain a sufficient feedstock supply. Our feedstock supply is highly dependent upon the availability and price of soybeans. Asian soybean rust is a plant fungus that attacks certain plants including soybean plants. Asian soybean rust is abundant in certain areas of South America, and its presence in the United States was recently confirmed. Left untreated, it can reduce soybean harvests by as much as 80%. Although it can be killed with chemicals, the treatment increases production costs for farmers by approximately 20%. Increases in production costs and reduced soybean supplies could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to our plant. Such increase in cost would increase the cost of producing our biodiesel and decrease our revenue from operations.
     We will be dependent on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability. We do not intend to have a sales force of our own to market our biodiesel and glycerin and have entered into an agreement with REG, Inc. to market our products. If REG, Inc. broker breaches the contract or does not have the ability, for financial or other reasons, to market all of the biodiesel we produce, we will not have any readily available means to sell our biodiesel. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our biodiesel and glycerin products may result in less income from sales, reducing our revenue, which could lower the value of our units.
     Concerns about fuel quality may impact our ability to successfully market our biodiesel. Industry standards impose quality specifications for biodiesel fuel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel. For example, a batch of biodiesel that failed to meet industry specifications in Minnesota recently resulted in a 10-day emergency variance from the state’s 2% biodiesel requirement in order to allow for time to fix the problem. Although industry representatives attributed the problem to start-up glitches in the state’s new biodiesel plants, similar quality control issues could result in a decrease in demand for our product, which could lower the value of our units.
     Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel. The pour point for a fuel is the temperature at which the flow of the fuel stops. A lower pour point means the fuel is more flowable in cold weather. The pour point of 100% soy-based biodiesel is approximately 27ºF to 30ºF. The pour point for tallow-based biodiesel is approximately 61ºF. The pour point for No. 2 petroleum diesel fuel, the non-biodiesel fuel currently used in machines, is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is -25ºF. Therefore, we believe we will need to blend soy-based biodiesel and animal fat-based biodiesel with petroleum diesel in order to provide a biodiesel product that will have an acceptable pour point in cold weather. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide an acceptable pour point for colder markets comparable to the No. 2 petroleum diesel pour point. In colder temperatures, lower blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in northern markets to diminish during the colder months.
     The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may result in a decrease in demand for our product in colder climates due to increased storage costs.
     Automobile manufacturers and other industry groups have expressed reservations regarding the use of biodiesel, which could negatively impact our ability to market our biodiesel. Because it is a relatively new product, the research on biodiesel use in automobiles and its effect on the environment is ongoing. Some industry groups, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other parts of the engine. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product.
     The trucking industry opposed the imposition of Minnesota’s 2% biodiesel requirement, citing concerns regarding fuel expense and lack of infrastructure necessary to implement the requirement. Such concerns may result in opposition to similar proposed legislation in other states in the future and may negatively impact our ability to market our biodiesel.
     In addition, studies have shown that nitrogen oxide emissions increase by 10% when pure biodiesel is used. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biodiesel industry, which may result in our inability to market our biodiesel.
     Competition from other diesel fuel lubricity additives for ultra low sulfur diesel may be a less expensive alternative to our biodiesel, which would cause us to lose market share and reduce the value of our units. The Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel that will be made available for retail sale beginning in October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. According to the March 2006 edition of Biodiesel Magazine, many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could result in the loss of some or all of our units.
Risks Related to Regulation and Governmental Action
     Loss of favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. Although the biodiesel industry has grown with few state or federal incentives, the incentives that do exist could be repealed at any time. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004, which created biodiesel tax credits. Although the biodiesel mixture credit and the biodiesel fuels credit were extended by the Energy Policy Act of 2005, they are set to expire on December 31, 2008. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce prices and revenues by making it more costly or difficult to produce and sell biodiesel. This could result in the failure of our business and the potential loss of some or all of our units.
     A change in environmental regulations or violations thereof could result in the devaluation of our units and a reduction in the value of our units. We may be subject to extensive air, water and other environmental regulations and may need to obtain a number of environmental permits to construct and operate the plant. In addition, biodiesel producers are required to satisfy the fuel quality standards of the EPA. We have not applied for any of these permits, but we anticipate we will do so before beginning construction. We do not anticipate a problem receiving all required environmental permits. However, if for any reason we are unable to obtain any of these permits, construction costs for the plant may increase or we may not be able to construct the plant at all. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the proper time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, which may reduce our profitability and result in the loss of some or all of our units.

Risks Related to the Units
     There has been no independent valuation of the units, which means that the units may be worth less than the purchase price. The per unit purchase price has been determined by us without independent valuation of the units. We established the offering prices based on our estimate of capital and expense requirements, not based on perceived market value, book value, or other established criteria. We did not obtain an independent appraisal opinion on the valuation of the units. The units may have a value significantly less than the offering prices and there is no guarantee that the units will ever obtain a value equal to or greater than the offering price.
     No public trading market exists for our units and we do not anticipate the creation of such a market, which means that it will be difficult for investors to liquidate their investment. There is currently no established public trading market for our units and an active trading market will not develop despite our registered offering. To maintain partnership tax status, you may not trade the units on an established securities market or readily trade the units on a secondary market (or the substantial equivalent thereof). We, therefore, will not apply for listing of the units on any securities exchange or on the NASDAQ Stock Market. As a result, investors will not be able to readily sell their units.
     We have placed significant restrictions on transferability of the units, limiting an investor’s ability to withdraw from the company. The units are subject to substantial transfer restrictions pursuant to our amended and restated operating agreement and applicable tax and securities laws. This means that investors will not be able to easily liquidate their investment and may have to assume the risks of investments in us for an indefinite period of time.
     There is no assurance that an investor will receive cash distributions which means an investor could receive little or no return on his or her investment. Distributions are payable at the sole discretion of our board of directors, subject to the provisions of the Iowa Limited Liability Company Act, our amended and restated operating agreement and the requirements of our creditors. We do not know the amount of cash that we will generate, if any, once we begin operations. Cash distributions are not assured, and we may never be in a position to make distributions. Our board may elect to retain future profits to provide operational financing for the plant, debt retirement and possible plant expansion or the construction of additional plants. This means that you may receive little or no return on your investment and be unable to liquidate your investment due to transfer restrictions and lack of a public trading market. This could result in the loss of an investor’s entire investment.
     These units will be subordinate to company debts and other liabilities, resulting in a greater risk of loss for investors. The units are unsecured equity interests in Southern Iowa BioEnergy LLC and are subordinate in right of payment to all our current and future debt. In the event of our insolvency, liquidation, dissolution or other winding up of our affairs, all of our debts, including winding-up expenses, must be paid in full before any payment is made to the holders of the units. In the event of our bankruptcy, liquidation, or reorganization, all units will be paid ratably with all our other equity holders, and there is no assurance that there would be any remaining funds after the payment of all our debts for any distribution to the holders of the units.
Risks Related to Tax Issues
To ensure compliance with IRS Circular 230, potential investors and members are hereby notified that: (A) any discussion of federal tax issues in this report is not intended or written to be used, and it cannot be used by potential investors and members, for the purpose of avoiding penalties that may be imposed on them under the Internal Revenue Code; (B) such discussion is written to support the promotion or marketing of the transactions or matters addressed herein; and (C) potential investors and members should seek advice based on their particular circumstances from an independent tax advisor concerning the impact that your participation in Southern Iowa BioEnergy LLC may have on an investor’s federal income tax liability and application of state and local income and other tax laws to their participation in our registered offering.
     Internal Revenue Service (IRS) classification of Southern Iowa BioEnergy LLC as a corporation rather than as a partnership would result in higher taxation and reduced profits, which could reduce the value of our units in us. We are an Iowa limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to the holders of the units.

However, if for any reason the IRS determines that we should be taxed as a corporation rather than as a partnership, we will be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit will be reflected only on our tax returns and will not be passed through to the holders of the units. If we are taxed as a corporation for any reason, distributions we make to investors will be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends will not be deductible by us, thus resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will have less cash to distribute as a distribution to our unit holders.
     The IRS may classify our units as passive activity, resulting in an investor’s inability to deduct losses associated with their investment. If investor’s are not involved in our operations on a regular, continuing and substantial basis, it is likely that the IRS will classify their interest in us as a passive activity. If an investor is either an individual or a closely-held corporation, and if the investor’s interest is deemed to be “passive activity,” then the investor’s allocated share of any loss we incur will be deductible only against income or gains the investor has earned from other passive activities. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict an investor’s ability to currently deduct any of our losses that are passed through to such investor.
     Income allocations assigned to an investor’s units may result in taxable income in excess of cash distributions, which means investor’s may have to pay income tax on their investment with personal funds. Investors will pay tax on their allocated shares of our taxable income. An investor may receive allocations of taxable income that result in a tax liability that is in excess of any cash distributions we may make to the investor. Among other things, this result might occur due to accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations. Accordingly, investors may be required to pay some or all of the income tax on their allocated shares of our taxable income with personal funds.
     An IRS audit could result in adjustments to our allocations of income, gain, loss and deduction causing additional tax liability to our members. The IRS may audit our income tax returns and may challenge positions taken for tax purposes and allocations of income, gain, loss and deduction to investors. If the IRS were successful in challenging our allocations in a manner that reduces losses or increases income allocable to investors, you may have additional tax liabilities. In addition, such an audit could lead to separate audits of an investor’s tax returns, especially if adjustments are required, which could result in adjustments on your tax returns. Any of these events could result in additional tax liabilities, penalties and interest to investors, and the cost of filing amended tax returns.
     If 5% or more of our units are held by pass through entities such as limited liability companies or partnerships we may need to change our tax year. The IRS requires companies in which 5% or more of their ownership is held by pass through entities, such as limited liability companies or partnerships, to have a calendar tax year. We do not currently have a calendar tax year. Therefore, if we meet the 5% threshold, we may have to change our tax year.
Risks Related to Conflicts of Interest
     Our directors and officers have other business and management responsibilities which may cause conflicts of interest in the allocation of their time and services to our project. Our directors and officers have other management responsibilities and business interests apart from our project. Therefore, our directors and officers may experience conflicts of interest in allocating their time and services between us and their other business responsibilities. In addition, conflicts of interest may arise if the directors and officers, either individually or collectively, hold a substantial percentage of the units because of their position to substantially influence our business and management.
     We may have conflicts of interest with REG, Inc. or its affiliates, which may cause difficulty in enforcing claims against REG, Inc. or its affiliates. We expect that one or more employees or associates of REG, Inc. or its affiliates will advise our directors in the construction, management and operations of our facility. We anticipate REG, Inc. or one of its affiliates to continue to be involved in substantially all material aspects of our formation and operations. There is no assurance that our arrangements with such parties are as favorable to us as could have been if obtained from unaffiliated third parties. In addition, because of the extensive role that REG, Inc. and its affiliates will have in the construction and operation of the plant, it may be difficult or impossible for us to enforce claims that we may have against REG, Inc. Such conflicts of interest may reduce our profitability and the value of our units and could result in reduced distributions to investors.
     REG, Inc. or its affiliates may also have conflicts of interest because employees or agents of REG, Inc. or its affiliates are involved as owners, creditors and in other capacities with other biodiesel plants in the United States. We cannot require REG, Inc. or its affiliates to devote their full time or attention to our activities. REG, Inc. has announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, meaning that REG, Inc. and its affiliates may in the future be viewed as competitors for feedstock as well as management service providers. REG, Inc. may put its own interests or our competitors’ interests ahead of ours. As a result, REG, Inc. may have conflicts of interest in allocating personnel, materials and other resources to our biodiesel plant.
ITEM 2. DESCRIPTION OF PROPERTY.
     We anticipate building our plant near Lamoni, Iowa, in Decatur County, approximately one-half mile from Interstate 35 and have entered into a real estate option agreement with Graceland University for the purchase of this site. We paid Graceland University $15,000 for the option. If we exercise the option, we will pay Graceland $198,500 for the site, with $25,000 payable upon the exercise of the option and the remaining balance due at closing. The term of the option expires on December 31, 2007.
     Because our production facility is not expected to be located on a railway, we may have a separate site for our production facility and our transportation facility. If we do not build a transportation facility, we anticipate trucking most or all of our biodiesel to our customers. If we build a transportation facility, we anticipate trucking our product from the production site in Lamoni, Iowa to our transportation facility we anticipate constructing near Osceola in Clarke County, Iowa. We anticipate that this site will have access to railroad for the distribution of our products. We purchased 13 acres of land under an installment real estate contract with Jack Cooley, one of our initial directors, for our transportation facility for $130,000. Under the terms of the installment real estate contract, we paid Mr. Cooley $30,000 upon execution of the agreement and the balance of the purchase price ($100,000) on October 3, 2005. In addition, we have entered into an installment agreement with Fonda Brodsack to purchase 20 additional acres for our transportation facility adjacent to the property purchased from Mr. Cooley. Under the terms of the installment agreement with Ms. Brodsack, we will pay $60,000 for the land, with $10,000 paid at closing and the remaining balance paid over three years with interest at 8%. Our board of directors may continue to identify other potential sites and reserves the right to choose different site locations in its sole discretion.
     Final plant site selection is contingent on analysis of such issues as cost of water, utilities and transportation, and upon raising sufficient funds to allow construction, the securing of additional financing needed, and obtaining the necessary permits and approvals to build at the selected location. Our board reserves the right to change the location of the plant site(s), in their sole discretion, for any reason.
ITEM 3. LEGAL PROCEEDINGS.
     From time to time in the ordinary course of business, SIBE may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2006.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
     There is no public trading market for our units.

     We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.
     We raised $999,665 in our previous private placements to our founding members and seed capital investors for the purpose of funding our developmental, organizational and offering expenses. In March and May, 2005, we sold a total of 518 units to our founding members at a price of $333.33 per unit and received aggregate proceeds of $172,665. In August 2005, we sold an additional 1,654 units to our seed capital investors for $500 per unit and received aggregate proceeds of $827,000. Our previous private placements were made directly by us without the use of an underwriter or placement agent and without payment of commissions or other remuneration.
     Our private placement was made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 504 of Regulation D. With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment. Each purchaser represented in writing that the securities were being acquired for investment for such purchaser’s own account, and agreed that the securities would not be sold, without registration under the Securities Act or exemption from the Securities Act. Each purchaser agreed that a legend was placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.
     We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-131749). The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-131749) effective on June 9, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units.
     We registered a total of 30,250 units at $1,000 per unit for an aggregate maximum gross offering price of $30,250,000. We have not closed the offering and are actively seeking sales of our units. As of January 10, 2007, we have received subscriptions for 11,813 units, for an aggregate amount of $11,813,000.
     Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account. As of the date of this report, we have not yet met the conditions to breaking escrow. We will not break escrow until we satisfy the following conditions:
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
     As of the date of this report, we did not receive or use any net offering proceeds.
     As of October 31, 2006, our expenses related to the registration and issuance of our public units was $422,851 which will be netted against the offering proceeds. All of these expenses were direct or indirect payments to unrelated parties.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Cautionary Statements Regarding Forward Looking Statements
     Throughout this report, we make “forward-looking statements” that involve future events, our future performance, and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. The forward-looking statements are generally located in the material set forth under the headings “MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS,” “PLAN OF DISTRIBUTION,” “RISK FACTORS,” “USE OF PROCEEDS” and “DESCRIPTION OF BUSINESS,” but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. Actual results may differ from projected results due, but not limited to, unforeseen developments, including developments relating to the following:
•	the availability and adequacy of our cash flow to meet our requirements, including repayment of loans;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the biodiesel, agricultural or energy industries;

•	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the biodiesel industry;

•	the loss of any license or permit;

•	the loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	changes in our business strategy, capital improvements or development plans;

•	the availability of additional capital to support capital improvements and development; and

•	other factors discussed under the section entitled “RISK FACTORS” or elsewhere in this report.
You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements contained in this report have been compiled as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report. Except as required under federal securities laws and regulations, we will not update forward-looking statements even though our situation may change in the future.
Overview
     Southern Iowa BioEnergy LLC is a development-stage Iowa limited liability company. It was formed on January 26, 2005, for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant near Lamoni in southern Iowa. We amended our Articles of Organization by filing our Amended and Restated Articles of Organization with the Iowa Secretary of State of April 15, 2005. We have not yet engaged in the production of biodiesel and its co-products. We do not expect to generate revenues until plant construction is completed and operational. Construction of the biodiesel plant is expected to take 12 – 15 months from the date our registered offering closes. We anticipate completion of plant construction by fall 2008.
     The construction of our facility has been separated into four Phases. Our ability to complete each Phase will be dependent upon the amount of capital raised in our registered offering and the amount of debt financing we are able to secure from a lender. If we meet the threshold amounts of equity and debt set forth below to complete each respective Phase of the project, we intend to proceed with that Phase. Our projections and business plan take into account differences in operating the plant depending on which Phase we actually construct. We may not be able to proceed with all or any of the Phases. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Plan of Operations for Next 12 Months” for a description of each Phase.
     We intend to finance the development and construction of our project with a combination of equity and debt capital. We raised $999,665 from our founding members and seed capital investors in a private placement for the purpose of funding our developmental, organizational and offering expenses. We filed a Registration Statement on form SB-2 with the SEC which became effective on June 9, 2006, and intend to raise a minimum of $20,000,000 and a maximum of $30,250,000 in our registered offering. Including the $999,665 we raised from our founding members and in the seed capital offering and depending on the level of equity raised in our registered offering and the amount of any grants we may be awarded, we will need to obtain debt financing, grants and other incentives ranging from approximately $18,750,000 to $25,055,000 in order to fully capitalize the project. As of January 10, 2007, we have received subscriptions for 11,813 units for an aggregate amount of $11,813,000. We have not released funds from escrow or met the conditions required to do so. Other than our line of credit of $2,200,000 with Great Western Bank, we have no contracts or commitments with any bank, lender or financial institution for debt financing. We have received a preliminary term sheet from AgStar Financial Services, ACA, a potential senior lender, indicating the terms and conditions we may anticipate in obtaining debt financing. However, a term sheet is not a contract or commitment, and there is no assurance that we will be able to obtain the senior debt financing or that adequate debt financing will be available on the terms we currently anticipate. The level of debt we require may be reduced by any grants awarded to us. Depending on the number of units sold in our registered offering, we may also seek third party credit providers to provide subordinated debt for the construction and initial operating expenses of the project.
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
     On September 15, 2005, our application for a $100,000 forgivable loan and a $300,000 no interest loan from the Iowa Department of Economic Development was approved. Subsequent to the period covered by this report, on November 2, 2006, we received the loan proceeds.
     Subsequent to the period covered by this report, on December 19, 2006, we received an award letter from the Iowa Rail Finance Authority Board, a division of the Iowa Department of Transportation, approving funding in the amount of $250,000 or up to 80% of total eligible costs, whichever is less. The approved funding consists of a $150,000 loan and a grant of $100,000 towards the construction of a railway. While we have received an award letter, we have not received a funding commitment or negotiated an agreement with the Iowa Department of Transportation. We must finalize the agreement within six months of the award date.
Plan of Operations for the Next 12 Months
     We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site acquisition and development; and (3) plant construction and start-up operations. Assuming the successful completion of our registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. Our business plan has been developed to provide flexibility in realizing the successful completion of our project. As such, certain elements of the design are optional and will be included in the project if funding is sufficient and such elements are deemed to be in the best interest of our project. In addition, we expect our seed capital proceeds to supply us with enough cash to cover our costs through this period, including staffing, office costs, audit, consulting, legal, compliance and staff training. We estimate that we will need between $39,750,000 and $56,305,000 to complete the project, depending upon the amount of equity raised in the registered offering and based thereon, the nature of the facility we anticipate building.
     Project capitalization
     We raised $999,665 from our founding members and in our seed capital offering. We filed a Registration Statement on Form SB-2 with the SEC which became effective on June 9, 2006. We also registered units for sale in the states of Alaska, Colorado, Illinois, Iowa, Kansas, Missouri, South Dakota, New York and Washington. The offering is for a minimum of 20,000 units and a maximum of 30,250 units at a purchase price of $1,000 per unit. There is a minimum purchase of 20 units to participate in the offering with additional units to be purchased in increments of one unit. The minimum aggregate offering amount is $20,000,000 and the maximum aggregate offering amount is $30,250,000. After the offering, there will be 22,172 units issued and outstanding if we sell the minimum number of units offered in the registered offering and 32,422 units issued and outstanding if we sell the maximum number of units offered in the offering. This includes 2,172 units issued to our founding and seed capital members during our previous seed capital offerings. As of January 10, 2007, we have received subscriptions from potential investors totaling 11,813 units for an aggregate amount of $11,813,000. We have not accepted any subscription agreements at this time.
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
     On October 4, 2006, we entered into a loan agreement with Great Western Bank, in which we obtained a $2,200,000 nondisclosable draw down line of credit loan. We granted Great Western Bank a security interest in all our real property located in Clarke County, Iowa and five of our directors executed personal guarantees in order to secure the line of credit. We must repay the loan with interest at a rate of 12% per annum on the unpaid outstanding principal balance no later than April 17, 2007. We used the $2,200,000 line of credit to make a payment REG, Inc. for Pre-Construction Services.
     Site acquisition and development
     We expect to continue working principally on the preliminary design and development of our proposed biodiesel plant, the acquisition and development of the proposed plant site near Lamoni, Iowa in Decatur County, the acquisition of our proposed transportation facility near Osceola, Iowa in Clarke County (if we proceed with Phase III or Phase IV), obtaining the necessary construction permits, beginning dirt work on the proposed sites, identifying potential sources of debt financing and negotiating the feedstock procurement, biodiesel and glycerin marketing, utility and other contracts. We plan to fund these activities and initiatives using the $999,665 previously raised from our founding members and in our seed capital offering, grant revenue and the $2,200,000 bank financing we obtained from Great Western Bank. We believe that our existing funds will permit us to continue our preliminary activities through the end of the registered offering. If we are unable to close on the registered offering by that time or otherwise obtain other funds, we may need to discontinue operations.
     The site we selected is approximately 80 acres on the north side of U.S. Highway 69 and approximately 1/2 mile west of Exit 4 on Interstate 35. A Phase 1 Environmental Site Assessment by Terracon Consulting Engineers and Scientists did not identify any recognized environmental conditions (RECs), which, in their opinion would require additional assessment at this time. We have entered into a real estate option agreement with Graceland University for the purchase of this site. We paid Graceland University $15,000 for the option. If we exercise the option, we will pay Graceland University $198,500 for the site, with $25,000 payable upon the exercise of the option and the remaining balance due at closing. The term of the option expires on December 31, 2007. Final plant site selection is contingent on analysis of such issues as cost of water, utilities and transportation, and upon raising sufficient funds to allow construction, the securing of additional financing needed, and obtaining the necessary permits and approvals to build at the selected location. Our board reserves the right to change the location of the plant site(s), in their sole discretion, for any reason.
     We executed a non-binding letter of intent with REG, Inc. in connection with the design, construction and operation of the biodiesel plant. We expect to pay REG, Inc. anywhere from $30,420,000 to $44,170,000, depending on how many Phases of the project we complete, in exchange for their services. Depending on the construction schedule of REG, Inc., we anticipate beginning site preparation, basic concrete work, construction of buildings using the REG, Inc. designs and supervision shortly after entering into the agreement. We are currently in the process of negotiating a legally binding design-build contract with REG, Inc., but have not yet entered into a definitive agreement and there is no assurance that we will be able to do so.
     On October 8, 2006, we entered into a Pre-Construction Services Agreement with REG, Inc. for the completion of certain engineering and pre-construction services required in order to commence construction of our biodiesel plant near Lamoni, Iowa. The contract price for the services provided is $2,500,000. We applied the balance of the $2,200,000 line of credit towards the contract price. We currently owe REG, Inc. $300,000. If we proceed with construction and execute a Design-Build Agreement with REG, Inc., REG, Inc. will apply the $2,500,000 towards the final Desigin-Build Agreement contract price. In addition, all deliverables previously owed to REG, Inc. under the Phase II Services Agreement are covered within the scope of the Pre-Construction Services Agreement and are considered paid in full. If we are unable, for whatever reason, to execute a Design-Build Agreement with REG, Inc. within 30 days of our anticipated construction start date, the Pre-Construction Services Agreement terminates.
     Under the terms of the Pre-Construction Services Agreement, REG, Inc. is responsible for the following:
•	Providing engineering services:
o	Crown Iron Works process and instrumentation diagrams;

o	Crown Iron Works piping isometric drawings;

o	Expanded general arrangement drawings;

o	Expanded architectural drawings, as required;

o	Site civil drawings (drawing index, final grading, drainage and site utility plans);

o	Initial engineering for structural drawings – anchor bolts down (drawing index, foundations, embeds and anchor bolts);

o	Initial engineering for tank drawings;

o	Initial engineering for electrical drawings (drawing index, legends and symbols, temporary power for construction, permanent power distribution one-lines, underground runs, grounding and panel board details); and

o	Initial engineering for mechanical drawings (drawing index, legends and symbols, underground site utilities, process and instrumentation diagrams, tank drawings and utility rough-ins.
•	Assisting with additional permitting;

•	Establishing final project specifications, contract documents and contract pricing; and

•	Placing orders for long lead time equipment and make required down payments on equipment. This will be done at the discretion of REG based on both schedule and monies available.
     Because REG, Inc. is obligated to accept delivery and make final payment on equipment it orders for use on our project, in the event we are unable to make final payment and accept delivery of the equipment within 30 days of our anticipated construction start date, REG, Inc. shall take steps to place this equipment on another of its projects, and the Pre-Construction Services Agreement will terminate. If REG, Inc. cannot place the equipment elsewhere, then we are responsible for payment of the equipment up to $2,500,000. Likewise, if we suspend our project prior to completion of our equity drive and the signing of our Design-Build Agreement, REG, Inc. will make every effort to utilize the equipment purchased for Registrant on another project and we will only be responsible for a “restocking fee” for the equipment purchased.
     If the Pre-Construction Services Agreement is terminated due to our inability to proceed with construction, or at our request, REG, Inc. will immediately stop work and mitigate any further cost under the Pre-Construction Services Agreement. If the final actual cost to REG, Inc., plus a markup of 15%, is less than the $2,500,000 payment we made, REG, Inc. will reimburse us for the difference. If the cost to REG, Inc., plus a markup of 15%, is more than the $2,500,000 down payment we made, REG, Inc. will bear those additional costs and we will have no further obligation to REG, Inc. We also have the right to terminate the Pre-Construction Services Agreement at any time by giving written notice to REG, Inc.
     Plant construction and start-up of plant operations
     Construction of the project is expected to take 12 – 15 months after closing of the offering. We anticipate completion of plant construction by fall 2008. Delays in construction materials, such as steel, may delay our construction schedule. We have not obtained construction and environmental permits. Any delay in obtaining these permits could significantly delay our construction schedule. There may be other types of delays beyond our control.
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
Phase I
     The anticipated total project cost to complete Phase I is $39,750,000. (This is a preliminary estimate primarily based upon the experience of our general contractor, REG, Inc., with biodiesel plants similar to the plant we intend to build and operate in Phase I.) Our letter of intent with REG, Inc. provides that the proposed plant in Phase I will cost approximately $30,420,000 excluding any change orders we may approve. We expect that costs and expenses incidental to construction and start-up of the Phase I plant will cost approximately an additional $9,330,000. However, except for our non-binding letter of intent with REG, Inc. we do not have any binding or non-binding agreements with any contractor or supplier for labor or materials necessary to construct the plant. All of these costs and expenses may change as we continue to develop the project. In addition, our letter of intent with REG, Inc. provides for an adjustment to the construction price in certain circumstances. As a result, our estimate of the total project cost is not a firm estimate and may change from time to time. These changes could be significant. If we raise at least $20,000,000 (the minimum amount of the registered offering) and are able to secure a debt financing commitment of at least $18,750,000, we anticipate being able to complete Phase I. Phase I is a 30 million gallon per year biodiesel production facility that utilizes only refined soybean oil to produce biodiesel. In Phase I, we do not anticipate the plant having the capability to convert crude soybean oil or animal fats into biodiesel. In addition, we anticipate that the Phase I project will not include a transportation facility in Osceola, Iowa. Therefore, all of our products would be transported by truck and not by rail.
Phase II
     The anticipated total project cost to complete Phase II is $44,661,250. (This is a preliminary estimate based upon the experience of our general contractor, REG, Inc., with biodiesel plants similar to the plant we intend to build and operate in Phase II.) Our letter of intent with REG, Inc. provides that the proposed plant in Phase II will cost approximately $33,410,000 excluding any change orders we may approve. We expect that costs and expenses incidental to construction and start-up of the Phase II plant will cost approximately an additional $11,251,250. However, except for our non-binding letter of intent with REG, Inc., we do not have any binding or non-binding agreements with any contractor or supplier for labor or materials necessary to construct the plant. All of these costs and expenses may change as we continue to develop the project. In addition, our letter of intent with REG, Inc. provides for an adjustment to the construction price in certain circumstances. As a result, our estimate of the total project cost is not a firm estimate and may change from time to time. These changes could be significant. If we raise at least $21,330,625 in the registered offering and are able to secure a debt financing commitment of at least $22,330,625, we anticipate being able to complete Phase II. Phase II is a 30 million gallon per year biodiesel production facility that produces biodiesel from both refined and crude soybean oil. In Phase II, we do not anticipate the plant having the capability to convert animal fats into biodiesel. In addition, like Phase I, we do not anticipate that Phase II will include a transportation facility in Osceola, Iowa. Therefore, all of our products would be transported by truck and not by rail.
Phase III
     The anticipated total project cost to complete Phase III is $50,890,000. (This is a preliminary estimate based upon the experience of our general contractor, REG, Inc., with biodiesel plants similar to the plant we expect to build and operate in Phase III.) Our letter of intent with REG, Inc. provides that the proposed plant in Phase III will cost approximately $38,585,000 excluding any change orders we may approve. We expect that costs and expenses incidental to construction and start-up of the Phase III plant will cost approximately an additional $12,305,000. However, except for our non-binding letter of intent with REG, Inc., we do not have any binding or non-binding agreements with any contractor or supplier for labor or materials necessary to construct the plant. All of these costs and expenses may change as we continue to develop the project. In addition, our letter of intent with REG, Inc. provides for an adjustment to the construction price in certain circumstances. As a result, our estimate of the total project cost is not a firm estimate and may change from time to time. These changes could be significant. If we raise at least $24,445,000 in the registered offering and are able to secure a debt financing commitment of at least $25,445,000, we anticipate being able to complete Phase III. Phase III is a 30 million gallon per year biodiesel production facility that produces biodiesel from both refined and crude soybean oil and has a transportation facility in Osceola, Iowa.
     Discussions are underway with the Burlington Northern Santa Fe Railway to help us plan and service the transloading site.
     Subsequent to the period covered by this report, on December 19, 2006, we received an award letter from the Iowa Rail Finance Authority Board, a division of the Iowa Department of Transportation, approving funding in the amount of $250,000 or up to 80% of total eligible costs, whichever is less. The approved funding consists of a $150,000 loan and a grant of $100,000 towards the construction of a railway. While we have received an award letter, we have not received a funding commitment or negotiated an agreement with the Iowa Department of Transportation. We must finalize the agreement within six months of the award date.
Phase IV
     The anticipated total project cost to complete Phase IV is $56,305,000. (This is a preliminary estimate based upon the experience of our general contractor, REG, Inc., with biodiesel plants similar to the plant we expect to build and operate in Phase IV.) Our letter of intent with REG, Inc. provides that the proposed plant in Phase IV will cost approximately $44,170,000 excluding any change orders we may approve. We expect that costs and expenses incidental to construction and start-up of the Phase IV plant will cost approximately an additional $12,135,000. However, except for our non-binding letter of intent with REG, Inc., we do not have any binding or non-binding agreements with any contractor or supplier for labor or materials necessary to construct the plant. All of these costs and expenses may change as we continue to develop the project. In addition, our letter of intent with REG, Inc. provides for an adjustment to the construction price in certain circumstances. As a result, our estimate of the total project cost is not a firm estimate and may change from time to time. These changes could be significant. If we raise at least $30,250,000 (the maximum offering amount) in the registered offering and are able to secure a debt financing commitment of at least $25,055,000 we anticipate being able to complete Phase IV. Phase IV is a 30 million gallon per year biodiesel production facility that produces biodiesel from both refined and crude soybean oil and animal fats and has a transportation facility in Osceola, Iowa.
Permitting and Regulatory Activities
     We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. We anticipate REG, Inc. will coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner. Currently, we do not anticipate problems in obtaining the required permits, however such problems may arise in which case our plant may not be allowed to operate. See “DESCRIPTION OF BUSINESS – Costs and Effects of Compliance with Environmental Laws.”
Employees
     We currently have one administrative employee. In addition, as needed during the completion of the plant construction and commencement of operations, we intend to hire approximately 28 employees, including the general manager and operations manager who will be leased from REG, Inc. pursuant to the Management and Operational Services Agreement. See “DESCRIPTION OF BUSINESS – Employees.”

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
     We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. See “DESCRIPTION OF BUSINESS — Government Regulation and Federal Biodiesel Supports.”
     Biodiesel production continues to grow as additional plants become operational. In 2005, approximately 75 million gallons of biodiesel were produced in the United States, a three fold increase from 2004 biodiesel production according to the National Biodiesel Board. In November 2006, the National Biodiesel Board estimated that there were 87 active plants with an annual production capacity of 582 million gallons. Another 65 plants are currently under construction and are expected to be completed in the next 18 months. An additional 13 plants are expanding their existing operations. The additional combined capacity of these plants under construction is estimated at 1.4 billion gallons per year. Biodiesel plants are operating or have been proposed in 43 states.
     Currently, there are seven active biodiesel plants in Iowa and at least 10 other companies have proposed plants in Iowa. According to the National Biodiesel Board, production capacity in the next 18 months could increase by 714 million gallons. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
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
     Competition from other sources of fuel may adversely affect our ability to market our biodiesel and co-products.
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
     In addition, according to Biodiesel Magazine, annual consumption of glycerin in the United States has ranged between 400 million and 450 million pounds for the past three years. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, Inc. The biodiesel industry could produce as much as 200 million pounds this year alone. This tremendous increase in supply has caused the price of glycerin to decrease substantially since the beginning of 2006. Many proposed projects are considering the possibility of using their crude glycerin in various forms as a boiler fuel source in replacement of a No. 4 or No. 6 fuel oil. However, other smaller plants have been forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. According to the Jacobsen Publishing Company’s Biodiesel Bulletin, some biodiesel producers are paying from three to four cents per pound to dispose of crude glycerin. We intend to market our glycerin. However, any further excess production capacity may limit our ability to market our glycerin co-product. This may affect the profitability of our business.
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
Grants, Government Programs and Tax Increment Financing
     Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We anticipate applying for those programs that are available. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction of the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans. In addition, even if a grant is awarded, if we do not meet the conditions or criteria of the grant, we will not receive the grant funds. We have applied for the following grants:
•	Value Added Agricultural Products and Processes Financial Assistance (VAAPFAP). On March 18, 2005, we were awarded up to $20,000 VAAPFAP Grant from the Iowa Department of Economic Development. Under the terms of the grant, the Iowa Department of Economic Development provided us with up to $20,000 for reimbursement of payments made or expenses incurred on behalf of our project for business planning and consulting services.

•	United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant. Nodaway Valley Biodiesel Project applied for the United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant. On August 8, 2005, we merged with Nodaway Valley Biodiesel Project and on October 31, 2005, the application was assigned to us pursuant to the merger. We have received a letter of conditions from the United States Department of Agriculture which have been agreed to by us. We have executed a grant agreement and will receive up to $500,000 to construct our biodiesel facility.

•	Value Added Producer Grant (VAPG). We have been awarded the United States Department of Agriculture’s VAPG grant. On October 20, 2005, we received a letter of conditions from the United States Department of Agriculture indicating that our application has been selected for funding. We executed the grant agreement on October 2, 2005. Pursuant to the grant agreement, we will receive up to $100,000 for use in the planning and development of our plant.

•	Value Added Agricultural Processing Technical Assistance Grant. We received a Value Added Agricultural Processing Technical Assistance Grant of $5,000 from the Iowa Farm Bureau Federation.

•	Enterprise Zone Benefits. On October 5, 2005, we received an award letter from the Iowa Department of Economic Development indicating that our application for the Enterprise Zone financial assistance was selected for funding. The estimated value of the financial assistance we will receive if we are able to comply with the conditions for disbursement of funds is $3,371,774. The financial assistance includes the following tax benefits:
o	A local property tax exemption on the value added to the property.

o	Additional funding for training new employees. If applicable, these funds would be in addition to those authorized under the Iowa New Jobs Training Program.

o	A refund of state sales, service, or use taxes paid to contractors or subcontractors during construction.

o	An investment tax credit of up to a maximum of 10% of the new investment in machinery and equipment, land, buildings, and improvements to existing buildings. This Iowa tax credit may be carried forward for up to seven years or until depleted.

o	An additional research and development tax credit of up to 6.5%, which may be refundable. This Iowa tax credit is based on increasing research activities within the state and is available while the business is participating in the program for up to 10 years.
     In addition, we have received a $100,000 forgivable loan and a $300,000 no interest loan from the Iowa Department of Economic Development. Our application was approved on September 15, 2005. Subsequent to the period covered by this report, on November 2, 2006, we received the loan proceeds.
•	Iowa Soybean Promotion Board. We received a Soybean Value Added Grant from the Iowa Soybean Promotion Board in the amount of $5,000 on July 22, 2005.

•	Small Agri-biodiesel Producer Tax Credit. Producers with an annual capacity not exceeding 60 million gallons are eligible to receive a credit of 10 cents per gallon for up to 15 million gallons of agri-biodiesel produced. The agri-biodiesel must be sold by such producer to another person: for use by such other person in the production of a qualified biodiesel mixture in such person’s trade or business (other than casual off-farm production); for use by such other person as a fuel in a trade or business; or who sells such agri-biodiesel at retail to another person and places such agri-biodiesel in the fuel tank of such other person; or be used by the producer for any of the foregoing purposes. Because we expect to be classified as a partnership for tax purposes, we would expect to pass the tax credits through to our unit holders. Unit holders would then be able to report and utilize the tax credits on their own income tax returns. We anticipate that our plant will produce 30 million gallons of biodiesel annually and, therefore, we expect to be eligible for the credit. However, if our production exceeds production limits of 60 million gallons a year, we will be ineligible for the credit.
     Estimated Uses of Proceeds
     The following is our estimate of our costs and expenditures for our biodiesel project over the next 12 months. These estimates are based on discussions with REG, Inc. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

	Phase I	Phase II	Phase III	Phase IV
Use of Proceeds	Amount	Amount	Amount	Amount
Construction Costs:
Base Construction Cost	$30,420,000	$30,420,000	$30,420,000	$30,420,000
Refinery Process System		$2,990,000	$2,990,000	$2,990,000
Animal Fat Process System				$3,570,000
Transportation Facility			$5,175,000	$7,190,000
Utility Extensions	$310,000	$310,000	$310,000	$310,000
Administrative Building	$250,000	$560,000	$560,000	$560,000
Construction performance bond	$200,000	$225,000	$275,000	$325,000

	Phase I	Phase II	Phase III	Phase IV
Use of Proceeds	Amount	Amount	Amount	Amount
Construction Insurance Costs	$100,000	$120,000	$135,000	$150,000
Capitalized Interest	$843,750	$971,250	$1,035,000	$1,109,375
Land Cost:	$305,000	$305,000	$305,000	$305,000
Start up Costs:
Financing Costs	$350,000	$410,000	$440,000	$475,000
Organization Costs(1)	$750,000	$750,000	$750,000	$750,000
Working Capital—Account Receivable	$3,250,000	$3,500,000	$3,500,000	$3,750,000
Working Capital—Inventory	$2,700,000	$3,500,000	$4,200,000	$4,200,000
Working Capital— Cash	$271,250	$600,000	$795,000	$200,625
TOTAL	$39,750,000	$44,661,250	$50,890,000	$56,305,000

(1)	Includes estimated offering expenses of $500,000.
     Financial Results
     As of October 31, 2006, we had total assets of $3,155,539 consisting primarily of cash, construction deposit and deferred offering costs. As of October 31, 2006, we had current liabilities of $2,846,007 consisting primarily of our accounts payable and current maturities of long-term debt. Since our inception through October 31, 2006, we have an accumulated deficit of $676,632, primarily due to start-up business costs. Total liabilities and members’ equity as of October 31, 2006, was $3,155,539. Since our inception, we have generated no revenue from operations.
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

ITEM 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Southern Iowa BioEnergy, LLC
Lamoni, Iowa
We have audited the accompanying balance sheet of Southern Iowa BioEnergy, LLC (a development stage company), as of October 31, 2006, and the related statements of operations, changes in members’ equity, and cash flows for the year ended October 31, 2006, and the period from inception (January 26, 2005) to October 31, 2006 and the period from inception (January 26, 2005) to October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Iowa BioEnergy, LLC, (a development stage company) as of October 31, 2006, and the results of its operations and its cash flows for the year ended October 31, 2006, and the period from inception (January 26, 2005) to October 31, 2006 and the period from inception (January 26, 2005) to October 31, 2005, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has current liabilities that exceed current assets and may experience a shortage of cash resources in the near term. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Certified Public Accountants
Minneapolis, Minnesota
December 28, 2006

SOUTHERN IOWA BIOENERGY, LLC
Balance Sheet
(A Development Stage Company)
October 31,2006
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$60,107
Prepaid Expenses	14,540

Total Current Assets	74,647

PROPERTY AND EQUIPMENT
Land	190,000
Furniture and Office Equipment	10,887
Vehicles	7,800
Construction in Process	2,036,627

2,245,314
Accumulated Depreciation	(2,915)

Net Property and Equipment	2,242,399

OTHER ASSETS
Construction Contract Retainer	347,070
Deferred Offering Costs	422,851
Deferred Financing Costs	53,572
Land Option	15,000

Total Other Assets	838,493

TOTAL ASSETS	$3,155,539

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
Balance Sheet
(A Development Stage Company)
October 31, 2006
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Operating Line of Credit	$2,200,000
Current Maturities of Long Term Debt	10,000
Accounts Payable	254,141
Accrued Liabilities	81,866
Construction Contract Retainer Payable	300,000

Total Current Liabilitites	2,846,007

LONG-TERM DEBT-NET OF CURRENT MATURITIES
Note Payable	30,000

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Member contributions, 2,172 Units outstanding at October 31, 2006	956,164
Deficit Accumulated During Development Stage	(676,632)

Total Members’ Equity	279,532

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$3,155,539

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Statement of Operations

		From Inception	From Inception
		(January 26, 2005)	(January 26, 2005)
	Twelve Months Ended	Through	Through
	October 31, 2006	October 31, 2005	October 31, 2006

Revenues	$0	$0	$0

Cost of Revenues	0	0	0

Gross Profit	$0	$0	$0

Operating Expenses

Professional fees	360,957	170,533	531,490
General and administrative	176,482	61,926	238,408

Total	$537,439	$232,459	$769,898

Operating Loss	($537,439)	($232,459)	($769,898)

Other Income/(Expense)
Grant Income	101,000	30,000	131,000
Other Income	271	0	271
Interest Income	13,143	4,234	17,377
Interest Expense	(55,382)	0	(55,382)

Total Other Income/(Expense)	$59,032	$34,234	$93,266

Net Loss	($478,407)	($198,225)	($676,632)

Weighted Average Units Outstanding	2,172	937	1,483

Net Loss Per Unit	($220.26)	($211.55)	($456.26)

The accompanying notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Statement of Cash Flows

		From Inception	From Inception
		(January 26, 2005)	(January 26, 2005)
	Twelve Months Ended	Through	Through
	October 31, 2006	October 31, 2005	October 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($478,407)	($198,225)	($676,632)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities
Depreciation and amortization	11,538	306	11,844
Non-cash payment for professional fees	116,302		116,302
Change in Assets and Liablilities
Prepaid expenses	(14,540)	0	(14,540)
Accounts payable	83,634	6,726	90,360
Accrued liabilities	19,366	162	19,528

Net Cash Used in Operating Activities	(262,107)	(191,031)	(453,138)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Land Option	(15,000)	0	(15,000)
Expenditures for Property and Equipment	(16,638)	(142,049)	(158,687)

Net Cash Used in Investing Activities	(31,638)	(142,049)	(173,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Membership Contributions	0	999,665	999,665
Payments on Long-Term Contract	(10,000)	0	(10,000)
Payments for Cost of Raising Capital	0	(43,501)	(43,501)
Payments for Deferred Offering Costs	(254,225)	(5,007)	(259,232)

Net Cash Provided by (Used for) Financing Activities	(264,225)	951,157	686,932

Net Increase (Decrease) in Cash and Cash Equivalents	(557,970)	618,077	60,107
Cash and Cash Equivalents — Beginning of Period	618,077	0	0

Cash and Cash Equivalents — End of Period	$60,107	$618,077	$60,107

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Deferred offering costs in Accounts Payable	$152,226	$11,389	$163,615
Land purchased with Note Payable		50,000	50,000
Construction contract retainer payable	300,000		300,000
Net Borrowings on Operating Line of Credit for payment towards Construction in Process	2,036,628		2,036,628
Net Borrowings on Operating Line of Credit for payment towards Construction Retainer Deposit	47,070		47,070
Amount due to directors for financing costs	62,500		62,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$55,382		$46,453

The accompanying Notes are an integral part of these financial statements.

Southern Iowa BioEnergy, LLC
(A Development Stage Company)
Statement of Members Equity
Period from January 26, 2005 (Date of Inception) to October 31, 2006

			Deficit
		Capital	Accumulated During
	Totals	Contributions	Development Stage

Balance — Inception, January 26, 2005	$0	$0	$0

Units Subscribed - 405 Units $333.33 per unit, January, 2005	135,000	135,000

Less units subscribed receivable, January 2005	(135,000)	(135,000)

Collection of units subscribed receivable, January — May 2005	135,000	135,000

Capital Contributions - 113 Units, $333.33 per unit, May 2005	37,665	37,665	0

Capital Contributions - 13 Units, $500 per unit, June 2005	6,500	6,500	0

Capital Contributions, 1,641 Units, $500 per unit, October 2005	820,500	820,500	0

Cost of Raising Capital	(43,501)	(43,501)	0

Net Loss for the Period Ending October 31, 2005	(198,225)	0	(198,225)

Balance — October 31, 2005	757,939	956,164	(198,225)

Net Loss for the Twelve Month Period Ending October 31, 2006	(478,407)	0	(478,407)

Balance — October, 2006	$279,532	$956,164	($676,632)

The accompanying Notes are an integral part of these financial statements.

Notes to Financial Statements (October 31, 2006)

Note 1: Organization and Nature of Business
The Company was organized to fund and construct a 30 million gallon biodiesel plant with distribution to Midwest states. The proposed plant site is to be located northeast of Lamoni in Decatur County Iowa. Construction is anticipated to begin in late summer of 2007. As of October 31, 2006, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising, and permitting activities.
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
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents and accounts payable approximates their fair value. It is not currently practicable to estimate fair value of the line of credit and notes payable to lending institutions and other third parties. Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 7 and 8, there are no readily determinable similar instruments on which to base an estimate of fair value.
Credit Risk — Financial Institutions
The Company maintains cash balances with local financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At times throughout the year the Company’s cash and cash equivalent balance may exceed the amount insured by the FDIC.
Property and Equipment
Property and equipment, including significant improvements thereto, are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is computed using the straight-line methods at rates calculated to amortize the cost over the estimated useful lives of the assets.

Notes to Financial Statements October 31, 2006 (Continued)

The Company has incurred substantial consulting, permitting, and other pre-construction services related to building its plant facilities. Due to the substantial current uncertainties regarding the Company’s ability to proceed with the ultimate facility construction until the Company has raised debt and equity financing, the Company expenses these pre-construction costs as incurred. The Company has incurred construction in process costs due to deposits on purchases of construction equipment. If this equipment is not ultimately utilized, the Company will be able to recover its deposit, subject to a restocking fee.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.
Deferred Financing Costs
Deferred financing costs as of October 31, 2006 were $53,572. Amortization during the twelve month period was $8,928 and is computed using the straight line method over the six month term of the loan.
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
Income Taxes
The Company is treated as a limited liability company for federal and state income tax purposes and generally do not incur income taxes. Instead, their earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. Differences between consolidated financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences.
Distribution of Net Income and Losses
The Company’s net income or loss is allocated to the members based on their percentage of total unit ownership.
Financial Statement Reclassification
The presentation of expenses in the statement of operations for 2005 have been changed to conform to the classifications used in 2006. These reclassifications had no effect on net loss as previously reported.

Notes to Financial Statements October 31, 2006 (Continued)

Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
Note 3: Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the periods ended October 31, 2006 and 2005, the Company generated net losses of $478,407 and $198,225, respectively. As of October 31, 2006, the Company had members’ equity of $279,532 and a working capital deficit of $2,771,360. The Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s equity drive (see Note 5) and/or through raising additional capital and ultimately achieving the capital to proceed with the construction of the plant. Management anticipates that, as a result of the actions listed below, the Company will continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.
Management believes that the Company may continue to exist in its present form as a result of a successful equity drive and grant monies awarded, as described further in Note 11 and Note 14. However, no assurance can be given that these situations will result in furthering the start up of the company or if additional capital will be available when needed.
Note 4: Development Stage Enterprise
The Company was formed on January 26, 2005 to have an indefinite life. The Company was initially capitalized by contributions from seed capital investors, as further described below. It is in the planning stages to build a biodiesel plant.
Note 5: Members’ Equity
Membership Units
As specified in the Company’s Articles of Organization, the Company has one class of membership units, which includes certain restrictions as specified in the Company’s Operating Agreement, including, restrictions regarding the transfer of units and capital allocation of earnings to each member and pursuant to applicable tax and securities laws.
The Company issued 518 units to its board of directors at a price of $333 per unit.
Private Placement Memorandum
The Company issued a Private Placement Memorandum dated July 5, 2005 for the sale of 1,654 member units. The units were offered at a price of $500 per unit. All 1,654 units were sold and issued at August 31, 2005 through this offering and remain outstanding at October 31, 2006. The proceeds from this offering are being used to pay for organizational and development costs and expenses the Company has incurred in connection with this project.
As of October 31, 2006, the Company had issued and outstanding 2,172 units held by 77 members in consideration of total capital contribution of $999,665.

Notes to Financial Statements October 31, 2006 (Continued)

Registration Statement
The Company filed a registration statement with the Securities and Exchange Commission on Form SB-2. The registration was declared effective, for a period of one year, on June 9, 2006, at which time the Company began selling units. The Offering is for up to a maximum of 30,250 additional units for sale at $1,000 per unit ($30,250,000). The potential investor must submit a 10% deposit with their subscription agreement and execute a promissory note for the remaining balance due upon 30 days notice from the Board of Directors. As of October 31, 2006, the Company has received subscriptions from potential investors totaling approximately $8,900,000, a portion of which is held in escrow.
Escrow may break when the Company: (a) has received a minimum of $20,000,000 in subscription proceeds and (b) the Company has obtained a written debt financing commitment for debt financing of at least $18,750,000. The Company will reach financial close, upon the execution and delivery of all required documents, including those related to (a) and (b).
Note 6: Property and Equipment
The cost and lives of property and equipment at October 31, 2006 is as follows:

	Life in
	Years	Cost

Furniture & Office Equipment	3-7	$10,887
Vehicles	5	$7,800
The cost of land was $190,000, which has been pledged to the bank (see Note 7).
In November 2005, the Company signed a land agreement with Graceland College to have the option to purchase approximately 80 acres of land for the potential plant site. The Company paid $15,000 for the land option. If the Company exercises the option, the cost of the land will be $198,500. The option will expire on December 31, 2007 but the Company has the right to extend the option for one year if an additional $15,000 is paid. If the option is exercised during the time permitted, the option price will be applied to the purchase price. If the option is not exercised, the option price shall be forfeited.
Note 7: Financing Arrangements
On October 4, 2006, the Company entered into a $2,200,000 bank line of credit which is due April 17, 2007, bearing interest at 12%, to acquire the necessary funds to enter into and make payment on a pre-construction agreement. The line of credit is secured by substantially all the Company’s assets. In addition, five of the Company’s directors, each executed personal guarantees from $175,000 to $300,000 to secure the debt. In consideration for the personal guarantees, the Company agreed to pay each director a fee equal to 5% of the amount personally guaranteed. At October 31, 2006, $62,500 has been included in accrued liabilities for payments to these directors upon maturity of the line of credit. As of October 31, 2006, $8,928 has been charged to interest expense for amortization of the guarantees.
On October 4, 2006, the Company utilized available funds under this agreement for a deposit on construction services with a third-party contractor.
Total interest expense charged to operations related to borrowings on the line of credit for the period ended October 31, 2006 amounted to $46,453.

Notes to Financial Statements October 31, 2006 (Continued)

Note 8: Contracts Payable & Long-Term Loans
The Company entered into an installment agreement in 2005 for the purchase of approximately 20 acres of land near Osceola, Iowa for $60,000. Under the terms of the agreement, the Company paid $10,000 at closing, and the remaining balance will be paid over three years. The contract bears an 8% interest rate, and is payable in $10,000 installments due on August 20 of each year with a balloon payment of the remaining contract balance due on August 20, 2008. The note is secured by the land.
An aggregate annual maturity of long-term debt outstanding at October 31, 2006 is as follows:

Maturity Date
Year Ending
October 31
2007	$10,000
2008	30,000

$40,000

Note 9: Leases
The Company had an office lease through August 2006. The Company is generally responsible for utilities and services for the office. Rent expense for the office was $3,900 for the period ended October 31, 2006. The Company is currently leasing on a month to month basis.
Note 10: Income Taxes
The differences between financial statement basis and tax basis of assets are as follows:

October 31
2006
Financial statement basis of assets	$3,166,728
Add: Start-up costs	232,153
Add: accumulated book depreciation	3,221
Add: deferred financing costs amortization expense	8,928

Income tax basis of assets	$3,411,030

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
Note 11: Grants
The Company has applied for various Federal, State and Local grants. Since inception to October 31, 2006, the Company has received a total of $131,000 of grants to be used for general business and operating expenses.
On October 20, 2005, the Company was approved for the Value Added Producer Grant (VAPG) to receive up to $100,000 for use in the planning and development for the plant. As of October 31, 2006, the Company has received the total available funds under this grant award.
On October 31, 2005, the Company was approved by the United States Department of Agriculture to receive up to $500,000 for the construction of the plant. To receive any of the grant money the Company must be able to raise 75% of the eligible project costs to complete the project. As of October 31, 2006, the Company has not received any cash related to this grant.

Notes to Financial Statements October 31, 2006 (Continued)

On October 5, 2005, we received an award letter from the Iowa Department of Economic Development indicating that our application for the Enterprise Zone financial assistance was selected for funding. The estimated value of the financial assistance we will receive if we are able to comply with the conditions for disbursement of funds is $3,371,774. The financial assistance includes various tax benefits.
Note 12: Commitments and Contingencies
Plant Construction
On March 2, 2005, the Company entered into a non-binding letter of intent with Renewable Energy Group, Inc (REG), its intended contractor, for Phase 1 services which include providing advice and assistance with respect to among other things, preliminary engineering, technology, staffing requirements, market and competitor analysis, marketing strategies and support, customer analysis, raw materials and input costing, capitalization requirements, state and federal incentives, risk analysis, review of financial data and projections, organizational analysis and investor presentations. On September 7, 2005, the Company entered into a non-binding letter of intent for Phase 2 services with the same contractor to provide design work, define electrical and mechanical systems, and establish infrastructure and utility requirements. The Company agreed to pay them $150,000 for these services, $50,000 upon signing this agreement and $100,000 upon completion by the consulting firm of the services described above. As of October 31, 2006 the contractor agreement remains in Phase I.
The total cost of the project, including the construction of the biodiesel plant and start-up expenses, is expected to approximate $39,750,000 to $56,305,000 depending on the type of plant that is constructed. The non-binding letter of intent discussed above, includes an adjustment to the construction price under certain circumstances and may increase the total cost of the project. The Company anticipates funding the development of the biodiesel plant with approximately $20,000,000 to $30,250,000 in equity capital and $18,750,000 to $25,055,000 in debt financing. The amount of debt financing needed depends on the amount of equity raised in the Offering.
On October 8, 2006, the Company paid $2,200,000 to REG a deposit on pre-construction service. Payment of the deposit was made from the proceeds of the short term line of credit (see Note 7). The total required deposit per the terms of the agreement is $2,500,000, the remaining $300,000 balance is due upon receipt of future funding from various debt financing arrangements. As of October 31, 2006, $2,152,929 has been expended by the general contractor in preparing for construction of the plant, of which $2,036,627 has been expended on deposits for construction equipment. Should the project be suspended REG will take steps to place the equipment elsewhere.
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
The Company entered into a Consulting Agreement dated March 15, 2005 with Randy Layton, one of the initial directors, to provide consulting and project development services in connection with the development, financing, start-up and construction of the biodiesel plant from March 15, 2005 until December 31, 2005. In exchange for these services, Mr. Layton received consulting fees of $18,866 through October 31, 2005 and an additional $7,917 during the period from October 31, 2005 through December 31, 2005.

Notes to Financial Statements October 31, 2006 (Continued)

On February 23, 2006, the Company entered into a consulting agreement with a marketing group to provide services relating to development of collateral materials, presentation materials, and advertising related to the Company’s equity drive. The company will pay between $197,000 to $282,000 for the services provided. As of October 31, 2006, the Company had paid $133,756 on the consulting agreement, and $85,244 was in accounts payable. Approximately $219,000 of these costs are capitalized in Deferred Offering Costs as of October 31, 2006.
In July 2006, the Company entered into a management and operational services agreement with a party, related to the general contractor, to provide for the overall management of the Company, including providing on-site general and operations managers, acquiring feed stocks and the basic chemicals necessary for operation, performing administrative, sales and marketing functions. The contract requires a monthly fee equal to $.057 per gallon of biodiesel produced and an annual net income bonus of 6% of net income, as determined by the agreement. The monthly fee will be adjusted periodically per the terms of the agreement. The term of the agreement is 3 years after the end of the first month in which the biodiesel is produced for sale. The agreement shall continue after the initial term unless and until one party gives written notice of termination to the other of a proposed termination date, at least 12 months in advance of a proposed termination date. The initial term or any subsequent term may also be modified upon the mutual written consent of the parties. Early termination may occur if certain conditions in the contract are not met. In the case of early termination the breaching party will be required to indemnify the other party for losses, claims and damages resulting from the termination.
In July 2006, the Company entered into a consulting agreement with an individual to provide independent consultation and assistance in planning equity marketing efforts, training the officers and directors to conduct marketing efforts, and scheduling informational meetings. The Company paid an initial fee of $25,000. In addition a conditional bonus of $225,000 will be paid upon closing of permanent financing necessary to complete the project and achieving the minimum equity requirement. This agreement may be terminated at any time, with or without cause, upon 10 days prior written notice. To date, the Company has paid $25,000 on the consulting contract.
Note 13: Related Party Transactions
In addition to the consulting contracts described in Note 12, on June 29, 2005, the Company entered into an agreement to purchase approximately 13 acres of land near Osceola, Iowa for the potential transportation facility from a director of the Company. The Company paid $30,000 as a down payment and made the final payment of $100,000 on October 3, 2005, when they took possession of the land.
Note 14: Subsequent events
On December 19, 2006, the Company received an approval of their grant application from the Iowa Rail Finance Authority Board for $250,000 or up to 80% of total eligible costs, whichever is less. The application was submitted by the Company for the Rail Revolving Loan and Grant program. The approved funding consists of a $150,000 loan and a grant of $100,000 towards the construction of Company railway. Per the terms of the grant approval letter, to received the grants, the Company will have to maintain a certain number of jobs for twenty-four months from the date the Company signs the final acceptance, which the company anticipates in fiscal 2007.
On November 2, 2006, the Company received a $400,000 loan from the Iowa Department of Economic Development (IDED). During September 2005, the Company was approved for the IDED loans which are comprised of a $100,000 forgivable loan and a $300,000 interest free loan. These loans are secured by a blanket UCC filing covering all personal property currently in possession of the company.
The $100,000 forgivable loan is amortized over three years with a permanent waiver of the funds contingent upon terms including, but not limited to, the satisfaction of employment conditions under the master loan agreement.

Notes to Financial Statements October 31, 2006 (Continued)

The $300,000 interest free loan is amortized over ten years, with a balloon payment due after the fifth year. Monthly payments of $2,500 shall commence on March 1, 2007, and continue for fifty-nine months with the balloon payment of $152,500 required on February 1, 2012.
Restrictive Covenants on the Iowa Department of Economic Development loans provide, among other things, (1) restrictions on the assignment, waiver, or transfer of any of the Company’s rights, powers, duties, or obligations under the loan agreements, (2) restrictions on the sale, transfer, assignment, or disposal of the property secured under this agreement, (3) impose or allow any restrictions or limitations on property secured under this agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time. The Company has had no disagreements with its auditors.
ITEM 8A. CONTROLS AND PROCEDURES.
     Our management, including our President and Principal Executive Officer, William T. Higdon, along with our Treasurer and Principal Financial and Accounting Officer, Alan Elefson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial accounting that occurred as of October 31, 2006, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
     None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Identification of Directors, Executive Officers and Significant Employees
     The following table shoes the directors and officers of Southern Iowa BioEnergy:

Director	Office
William T. Higdon	Director & Chairman/President
Leon Kessel	Director & Vice Chairman
Alan Elefson	Director and Treasurer
Randy Layton	Director and Secretary
J.R. Cornett	Director
William Morain	Director
Jack Cooley	Director
J. Scott Sunderman	Director
Rex Galloway	Advisory Director
Kenneth Pangburn	Advisory Director
Michael O’Connor	Advisory Director

Business Experience of Directors and Officers
     The following is a brief description of the business experience and background of our officers and directors.
Dr. William T. Higdon, President and Director, Age 77 — 12604 Elk Ridge Rd., Lamoni, IA 50140
     Dr. Higdon has been a farmer near Lamoni, Iowa for the last six years. Prior to that, Dr. Higdon was the Director of Educational Marketing for Gateway Computers. He has an associate of arts degree from Graceland University and a B.S. in Agriculture, M.S. and Ph. D from the University of Missouri, Columbia. He was a Research Chemist for Shell Development Company in Houston, Texas before joining the faculty of Graceland University as Chair of the Science and Mathematics Division. He did a post-doctoral study in Academic Administration at the University of Michigan, Ann Arbor in preparation for fourteen years as President of Graceland University. He has served as Marketing Director for Hawthorne Machinery Co, a Caterpillar dealer, in San Diego, CA and as Director of Business Education for Gateway. He currently serves a Chair of Outreach International, a charitable organization seeking to help the poor.
     Dr. Higdon has served as our president and a director since our inception. Pursuant to our Amended And Restated Operating Agreement, Dr. Higdon will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.
Leon Kessel, Vice Chairman and Director, Age 58 — 12301 290th St., Lamoni, IA 50140
     Mr. Kessel has been a farmer in the Lamoni area for over ten years. He received an associate degree in diesel technology from Des Moines Area Community College. He is on the Iowa State Farm Bureau Renewable Energy Committee, South Central Cooperative board of directors and the Lamoni SAFE Coalition. In addition, he is a member of Decatur County Hospital Board of Trustees. Mr. Kessel is a past president of Decatur County Farm Bureau and is currently the Decatur County voting delegate. Mr. Kessel worked for Caterpillar from 1972 to 1986.
     Mr. Kessel has served as a director since our inception. Pursuant to our Amended And Restated Operating Agreement, Mr. Kessel will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.
Alan Elefson, Treasurer and Director, Age 51 — 30277 US Highway 69, Lamoni, IA 50140
     Mr. Elefson has over twenty years experience in the banking industry, working primarily in commercial and agricultural lending. He has worked for Bank of the West (formerly Commercial Federal Bank) since January 1985 and is currently a commercial lender for the bank in Lamoni, Iowa. In addition, Mr. Elefson owns and operates an approximately 120-acre farm in Lamoni, Iowa. He serves as a member of the loan committee for Southern Iowa Council of Government and Grow Iowa Foundation, Inc. He is a director for Lamoni Development Corporation, Decatur County Development Corporation and a former director of South Central Iowa Community Foundation. He is also a member of Decatur County Enterprise Zone Commission.
     Mr. Elefson has served as our treasurer and a director since May 4, 2005. Pursuant to our Amended And Restated Operating Agreement, Mr. Elefson will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.
Randy F. Layton, Secretary and Director, Age 47 — 204 S.E. 3rd, Leon, IA 50144
     Mr. Layton has been working in the construction business since the late 1970’s. In addition to his construction business, Mr. Layton served as our project coordinator from March through December 2005. From January 2003 through October 2005, Mr. Layton managed farming operations for the Lois J. Veatch Trust. Additionally, from June 1991 through December 2002, Mr. Layton served as plant manager for Ideal Ready Mix Company, Inc. He is a member of the board of directors of Decatur County Development Corporation.

     Mr. Layton has served as our secretary and a director since our inception. Pursuant to our Amended And Restated Operating Agreement, Mr. Layton will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.
J.R. Cornett, Director, Age 58 — 31578 Townline Rd., Davis City, IA 50065
     Mr. Cornett owns and operates a farm which includes row crops and cattle. In addition, Mr. Cornett serves as a County Supervisor for Decatur County, Iowa, a position he has held since October 2001. Mr. Cornett serves as the chairman of the Decatur County Supervisors. Mr. Cornett serves as the secretary for Southern Iowa Council of Governments. Mr. Cornett is the chair of Area 14 Agency on Aging. From October 1975 through September 1990, Mr. Cornett was a general manager for MFA, Inc., responsible for managing multiple Iowa operations, including cooperative centers, fertilizer plants, grain operations and custom chemical plants. From 1994 through 2001, Mr. Cornett was a salesperson for John Deere. Mr. Cornett is a past director for Farmer’s Bank of Northern Missouri and North Missouri Bank Shares.
     Mr. Cornett has served as a director since our inception. Pursuant to our Amended And Restated Operating Agreement, Mr. Cornett will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.
Jack Cooley, Director, Age 63 — 1610 240th Ave., Osceola, IA 50213
     Mr. Cooley owns and manages an approximately 500-acre farm with row crops and cattle. He has done so since June of 1964. Mr. Cooley is a member and vice chairman of Clarke County Board of Supervisors. In addition, he serves as vice president of both Coyote Canyon Lake Commission and South Central Iowa Community Action Program. Mr. Cooley is the chair for the South Central Iowa Youth Shelter.
     Mr. Cooley has served as a director since May 4, 2005. Pursuant to our Amended And Restated Operating Agreement, Mr. Cooley will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.
Dr. William D. Morain, Director, Age 64 — 408 S. State St., Lamoni, IA 50140
     Dr. Morain is a board certified plastic surgeon and currently serves as vice-chairman of Community Health Centers of Southern Iowa. In addition, Dr. Morain has served as editor-in-chief of the Annals of Plastic Surgery, a monthly professional medical journal since January 1992. Previously, he was a professor of surgery at Dartmouth Medical School. He received his medical degree from Harvard University and completed his postdoctoral surgical training at Harvard Medical Center and Stanford Medical Center. He is president of Decatur County Development Corporation, secretary of Lamoni Development Corporation, President of the Lamoni School Board and a member of the board of directors of the Iowa Association of School Boards.
     Dr. Morain has served as a director since our inception. Pursuant to our Amended And Restated Operating Agreement, Dr. Morain will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.
J. Scott Sunderman, Director Age 47 — 319 E. Clark St., Clarinda, IA 51632
     Mr. Sunderman currently is a vice president for Bank Iowa in Clarinda, Iowa and Villisca, Iowa. Mr. Sunderman has been with Bank Iowa since 2002. He worked as a vice president for Okey Vernon First National Bank in Corning, Iowa from 1986 to 2002. Prior to that, he was a loan officer with Plains State Bank in Plains, Kansas from 1982 to 1986. Mr. Sunderman attended Iowa Western Community College in Clarinda, Iowa and is a graduate of Panhandle State University in Goodwell, Oklahoma with a degree in Ag Business.
     Mr. Sunderman has served as a director since October, 2005. Pursuant to our Amended And Restated Operating Agreement, Mr. Sunderman will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.

Rex Galloway, Advisory Board Member(1), Age 74 — 125 N. 2nd Avenue, Villisca, IA 50864
     Mr. Galloway has served as the chairman of The Nodaway Valley Rural Development Group since its inception in August 2003. Prior to that time, Mr. Galloway worked for Productivity Incorporated, of Plymouth, Minnesota from 1993 until his retirement in 1998. Productivity Incorporated serves industry in manufacturing automation and engineering. At Productivity Incorporated, he was as a ‘Fabrication Sales Consultant’ specializing in the application of laser and robotic technology. Prior to working for Productivity Incorporated, Mr. Galloway was a plant manager for Iowa Grain Co. and a territory representative for Allied Chemical Corp. In addition, he served on the Iowa State board of the Iowa Fertilizer and Chemical Association. Mr. Galloway has not been involved in any business activities since his retirement in 1998.
     He has served as an advisory board member since December 2005.
Kenneth Pangburn, Advisory Board Member(1), Age 54 — 1117 Jerico Avenue, Corning, IA 5084.
     Mr. Pangburn is a regional manager for the Iowa Farm Bureau Federation where he has worked since November 1998. In addition, Mr. Pangburn manages a family owned cattle operation. He received a degree in plant science from South Dakota State University in 1976 and worked as an Ag Lender for Farm Credit Services for 13 years. Mr. Pangburn has been involved in rural economic development for the past 10 years serving on the Board of Directors for Adams Community Economic Development Corporation (ACEDC) in Corning, Iowa. In addition to serving on the ACEDC Board, he also serves on their Industrial Development Committee and is the liaison to their Rural Development Committee. Mr. Pangburn also represents Adams County on the Southwest Iowa Coalition Board of Directors where he is currently serving as Vice President.
     He has served as an advisory board member since December 2005.
Michael G. O’Connor, Advisory Board Member(1), Age 57 — 3406 Indiana, Anchorage, AK 99503
     For approximately the past eight years, Mr. O’Connor has been the President & CEO of Ouzinkie Native Corporation (ONC) in Alaska. ONC has investments in timber, commercial buildings, recreational facilities, environmental remediation and electronics repairs. Prior to joining the ONC, Mr. O’Connor was the Vice President for six years of another Alaska village corporation, which has investments in residential and commercial buildings, heating fuel delivery and hardware and building materials sales. Mr. O’Connor first entered management in 1982 at a firm now known as ASRC World Services, which contracts a variety of services to the federal government.
     He has served as an advisory board member since December 2005.

(1)    Our advisory board members’ sole function is to provide general advice and guidance to our board based on their specific knowledge and experience. They do not have a vote in any matters of the board. Our advisory board members do not own any units in the Company and have not and will not receive any payments or compensation from the Company.
Code of Ethics
     Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, William T. Higdon, and our principal financial officer, Alan Elefson. Each of these individuals signed an acknowledgment of his receipt of our code of ethics. We are filing a copy of our code of ethics with the Securities and Exchange Commission by including the code of ethics as Exhibit 14.1 to this report.
     Any person who would like a copy of our code of ethics may contact us at (641) 784-3510. Upon request we will provide copies of the code of ethics at no charge to the requestor.
     Identification of Audit Committee
     In September 2005, the Board of Directors appointed an Audit Committee consisting of Leon Kessel, Jack Cooley and J.R. Cornett.

Audit Committee Financial Expert
     Our board of directors has determined that we do not currently have an audit committee financial expert serving on our audit committee. We do not have an audit committee financial expert serving on our committee because no member of our board of directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 401 of Regulation S-B and the board has not yet created a new director position expressly for this purpose. Our board of directors intends to consider such qualifications in future nominations to our board and appointments to the audit committee.
ITEM 10. EXECUTIVE COMPENSATION.
     William T. Higdon is currently serving as our President and Leon Kessel is currently serving as our Vice President. Alan Elefson is our treasurer and Randy Layton is our secretary. We do not compensate Mr. Higdon, Mr. Kessel, Mr. Elefson or Mr. Layton for their service as officers.
     For our fiscal year ended October 31, 2006, none of our directors or officers received any compensation.
     We do not have any other compensation arrangements with our officers and directors.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
     The following table sets forth certain information regarding the beneficial ownership of our units as of the date of this report by our directors and officers.

Directors and Officers		Amount and Nature of	Percent of Class Prior to
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Offering

Membership Units	William T. Higdon 12604 Elk Ridge Road Lamoni, IA 50140	$35,000	3.50%

Membership Units	Leon Kessel 12301 290th Street Lamoni, IA 50140	$80,000	8.00%

Membership Units	J.R. Cornett 31578 Townline Road Davis City, IA 50065	$60,000	6.00%

Membership Units	Randy F. Layton 204 S.E. 3rd Leon, IA 50144	$15,000	1.50%

Membership Units	William D. Morain 408 S. State Street Lamoni, IA 50140	$50,000	5.00%

Membership Units	Jack Cooley 1610 240th Avenue Osceola, IA 50213	$30,000	3.00%

Membership Units	Alan Elefson 30277 US Highway 69 Lamoni, IA 50140	$7,667	0.77%

N/A	J. Scott Sunderman 319 E. Clark St. Clarinda, IA 51632	0	0

N/A	Rex Galloway 125 N. 2nd Avenue Villisca, IA 50864	0	0

Officers		Amount and Nature of	Percent of Class Prior to
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Offering

N/A	Kenneth Pangburm 1117 Jerico Avenue Corning, IA 50841	0	0

N/A	Michael G. O’Connor 3406 Indiana Anchorage, AK 99503	0	0

	Total:	$277,667	27.77%
     The following table sets forth certain information regarding each person or entity known by us to be the beneficial owner of more than five percent of our outstanding units.

Beneficial Owners		Amount and Nature of	Percent of Class Prior to
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Offering

Membership Units	Loring and Phyllis Miller 306 SW Church Street Leon, IA 50144	$50,000	5.00%

Membership Units	Morris Yoder 26366 Popcorn Road Weldon, IA 50264	$100,000	10.00%

	Total:	$150,000	15.00%
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     On March 15, 2005, we entered into a Consulting Agreement with Randy Layton, one of our directors. Mr. Layton provided consulting and project development services in connection with the development, financing, start-up and construction of the biodiesel plant from March 15, 2005 through December 31, 2005. We paid Mr. Layton $18,866 for consulting services through October 31, 2005 and an additional $7,917 during the period from October 31, 2005 through December 31, 2005.
ITEM 13. EXHIBITS.
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

		Method of
Exhibit No.	Description	Filing
3.1	Articles of Organization of Southern Iowa BioEnergy LLC.	1

3.2	Amended and Restated Operating Agreement.	1

4.1	Form of Membership Unit Certificate.	1

4.2	Form of Subscription Agreement.	1

4.3	Escrow Agreement with Great Western Bank dated February 2, 2006.	2

5.1	Opinion of Brown, Winick, Graves, Gross, Baskerville & Schoenebaum, P.L.C. as to certain securities matters.	2

8.1	Opinion of Brown, Winick, Graves, Gross, Baskerville & Schoenebaum, P.L.C. as to certain tax matters.	2

		Method of
Exhibit No.	Description	Filing
10.1	Phase I Agreement between Southern Iowa BioEnergy LLC and REG, dated March 2, 2005.	1

10.2	Phase II Agreement between Southern Iowa BioEnergy LLC and REG, dated September 7, 2005.	1

10.3	Installment Real Estate Contract between Southern Iowa BioEnergy LLC, Jack Cooley and Jane Redman, dated June 29, 2005.	1

10.4	Real Estate Contract between Southern Iowa BioEnergy LLC and Fonda Brodsack, dated August 18, 2005.	1

10.5	Option to Purchase Agreement between Southern Iowa BioEnergy LLC and Graceland University, dated November 8, 2005.	1

10.6	Lease Agreement between Southern Iowa BioEnergy LLC and Robert D. Pierce and Greta M. Pierce, dated September 15, 2005.	1

10.7	Value Added Agricultural Processing Technical Assistance Grant Approval Letter from Iowa Farm Bureau, dated March 14, 2005.	1

10.8	VAAPFAP Grant Approval from Iowa Department of Economic Development, dated March 18, 2005.	1

10.9	Letter of Conditions for Renewable Energy Systems/Energy Efficiency Improvements Grant from United States Department of Agriculture, Rural Development, dated September 25, 2005 and Name Change Approval dated October 31, 2005.	1

10.10	Letter of Conditions and Grant Agreement for Value-Added Producers Grant from United States Department of Agriculture, Rural Development, dated October 20, 2005.	1

10.11	Memorandum of Understanding regarding ISPB Value-Added Matching Grant from Iowa Soybean Promotion Board, dated May 25, 2005.	1

10.12	Award Letter for Enterprise Zone and Value-Added Agricultural Products and Processes Financial Assistance Program from Iowa Department of Economic Development, dated October 5, 2005.	1

10.13	Consulting Agreement between Southern Iowa BioEnergy LLC and John Kliegl, dated July 13, 2006.	3

10.14	Mortgage Agreement between Southern Iowa BioEnergy LLC and Great Western Bank, dated June 12, 2006.	4

10.15	Management and Operational Services Agreement between Southern Iowa BioEnergy LLC and West Central Cooperative, dated July 26, 2006.	5

10.16	Line of Credit Loan Agreement between Southern Iowa BioEnergy LLC and Great Western Bank, dated October 4, 2006.	*

10.17	Agreement for Pre-Construction Services between Southern Iowa BioEnergy LLC and Renewable Energy Group, Inc., dated October 8, 2006.	*

10.18	Consent to Assignment between Southern Iowa BioEnergy LLC, West Central Cooperative and Renewable Energy Group, Inc., dated August 7, 2006.	*

Method of
Exhibit No.	Description	Filing
14.1	Code of Ethics	*

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-131775, originally filed on April 14, 2006.

(2)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 3 filed on May 12, 2006 to our Registration Statement on Form SB-2, No. 333-131775, originally filed on April 14, 2006.

(3)	Incorporated by reference to exhibit 10.1 in Form 10-QSB filed on September 28, 2006.

(4)	Incorporated by reference to exhibit 10.2 in Form 10-QSB filed on September 28, 2006.

(5)	Incorporated by reference to exhibit 10.3 in Form 10-QSB filed on September 28, 2006.

(*)	Filed herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The aggregate fees billed by the principal independent registered public accountants (Boulay, Heutmaker, Zibell & Co., P.L.L.P.) to the Company for the fiscal year ended October 31, 2005, and the fiscal year ended October 31, 2006 are as follows:

Category	Year	Fees
Audit Fees (1)	2006	$73,156
	2005	$7,723.25
Audit-Related Fees (1)	2006	—
	2005	—
Tax Fees	2006	$2,360
	2005	—
All Other Fees	2006	—
	2005	—

(1)	Audit fees consist of fees for services rendered related to the Company’s fiscal year end audits, quarterly reviews registration statement and related amendments and other services related to SEC matters and discussions with audit committee.
     Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our board of directors. During fiscal year 2006, we established an Audit Committee that will subsequently perform these duties.
     100% of all audit services, audit-related services and tax-related services were pre-approved by our board of directors or audit committee.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN IOWA BIOENERGY LLC

Date: January 24, 2007	/s/William T. Hidgon

William T. Higdon Chairman, President and Director (Principal Executive Officer)

Date: January 23, 2007	/s/Alan Elefson

Alan Elefson
Treasurer and Director (Principal Financial and Accounting Officer)
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 24, 2007	/s/William T. Higdon

William T. Higdon, Chairman, President, Director (Principal Executive Officer)

Date: January 23, 2007	/s/Alan Elefson

Alan Elefson, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: January 24, 2007	/s/Randy Layton

Randy F. Layton, Secretary and Director

Date: January 23, 2007	/s/Leon Kessel

Leon Kessel, Director

Date: January 23, 2007	/s/J.R. Cornett

J.R. Cornett, Director

Date: January 23, 2007	/s/William Morain

William D. Morain, Director

Date: January 23, 2007	/s/Jack Cooley

Jack Cooley, Director

Date: January 24, 2007	/s/J. Scott Sunderman

J. Scott Sunderman, Director