Form 10QSB
period 2007-01-31
SOUTHERN IOWA BIOENERGY LLC
filed 2007-03-19
CIK 1342630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended January 31, 2007

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from _______ to _________

Commission file number 333-131775

SOUTHERN IOWA BIOENERGY LLC
(Exact name of small business issuer as specified in its charter)

Iowa	20-2226223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 S. LINDEN STREET, LAMONI, IOWA 50140
(Address of principal executive offices)

(641) 784-3510
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                    ☐ Yes  ☒ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

As of January 31, 2007, there were 2,172 units outstanding.

Transitional Small Business Disclosure Format (Check one):                     ☐ Yes  ☒ No

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statement

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Condensed Balance Sheet
January 31, 2007
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$330,012
Prepaid Expenses	9,235
Total Current Assets	339,247

PROPERTY AND EQUIPMENT
Land	190,000
Furniture and Office Equipment	10,887
Vehicles	7,800
Construction in Process	2,036,627
2,245,314
Accumulated Depreciation	(4,066)
Net Property and Equipment	2,241,248

OTHER ASSETS
Construction Contract Retainer	344,584
Deferred Offering Costs	482,243
Deferred Financing Costs	24,235
Land Option	15,000
Total Other Assets	866,062

TOTAL ASSETS	$3,446,557

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Condensed Balance Sheet
January 31, 2007
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Operating Line of Credit	$2,200,000
Current Maturities of Long-Term Debt	68,056
Accounts Payable	226,913
Accrued Liabilities	150,263
Construction Contract Retainer Payable	300,000
Total Current Liabilitites	2,945,232

LONG-TERM DEBT-NET OF CURRENT MATURITIES
Notes Payable	371,944

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Member contributions, 2,172 Units
outstanding at January 31, 2007	956,164
Deficit Accumulated During Development Stage	(826,783)
Total Members' Equity	129,381

TOTAL LIABILITIES AND MEMBERS' EQUITY	$3,446,557

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Condensed Statement of Operations

	Three Months	Three Months	(January 26, 2005)
	Ended	Ended	Through
	January 31, 2007	January 31, 2006	January 31, 2007

Revenues	$0	$0	$0

Cost of Revenues	0	0	0

Gross Profit	$0	$0	$0

Operating Expenses

Professional Fees	25,157	74,100	556,647

General & Administrative	29,328	8,215	267,736

Total Operating Expenses	$54,485	$82,315	$824,383

Operating Loss	($54,485)	($82,315)	($824,383)

Other Income/(Expense)
Grant Income	0	0	131,000
Other Income	0	0	271
Interest Income	1,944	4,803	19,321
Interest Expense	(97,610)	0	(152,992)
Total Other Income/(Expense)	($95,666)	$4,803	($2,400)

Net Income/(Loss)	($150,151)	($77,512)	($826,783)

Weighted Average Units Outstanding	2,172	2,172	1,703

Net Loss Per Unit	($69.13)	($35.69)	($485.49)

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Condensed Statement of Cash Flows

			From Inception
	Three Months	Three Months	(January 26, 2005)
	Ended	Ended	Through
	January 31, 2007	January 31, 2006	January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($150,151)	($77,512)	($826,783)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities
Depreciation and Amortization	30,488	153	42,332
Non-cash payment for Professional Fees	2,486		118,788
Change in Assets and Liablilities
Prepaid expenses	5,305		(9,235)
Accounts payable	(86,620)	20,023	166,445
Accrued liabilities	68,397		87,763
Net Cash Used in Operating Activities	(130,095)	(57,336)	(420,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Land Option	0	(15,000)	(15,000)
Expenditures for Property and Equipment	0	0	(158,687)
Net Cash Used in Investing Activities	0	(15,000)	(173,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-Term Borrowings on Notes Payable	400,000	0	400,000
Membership Contributions	0	0	999,665
Payments on Long-Term Contract	0	0	(10,000)
Payments for Cost of Raising Capital	0	0	(43,501)
Payments for Deferred Offering Costs	0	(24,001)	(421,775)

Net Cash Provided by Financing Activities	400,000	(24,001)	924,389

Net Increase in Cash and Cash Equivalents	269,905	(96,337)	330,012
Cash and Cash Equivalents - Beginning of Period	60,107	618,078	0

Cash and Cash Equivalents - End of Period	$330,012	$521,741	$330,012

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES INFORMATION
Deferred Offering Costs in Accounts Payable	$59,391	$16,293	$60,468
Land Purchased with Contract Payable	-	-	50,000
Construction Retainer Payable	-	-	300,000
Net Borrowings on Operating Line of Credit for
payment towards Construction in Process	-	-	2,036,627
Net Borrowings on Operating Line of Credit for
payment towards Construction Retainer Deposit	-	-	47,070
Amount due to Directors for Financing Costs	-	-	62,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$68,273		$170,108

The accompanying Notes are an integral part of these financial statements.

Notes to Financial Statements January 31, 2007

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2006, contained in the Company’s Form 10KSB.

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

Note 1: Organization and Nature of Business

The Company was organized to fund and construct a 30 million gallon biodiesel plant with distribution to Midwest states. The proposed plant site is to be located northeast of Lamoni in Decatur County Iowa. Construction is anticipated to begin in late summer of 2007. As of January 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising, and permitting activities.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents and accounts payable approximates their fair value. It is not currently practicable to estimate fair value of the line of credit and notes payable to lending institutions and other third parties. Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 5 and 6, there are no readily determinable similar instruments on which to base an estimate of fair value.

PROPERTY AND EQUIPMENT

Property and equipment, including significant improvements thereto, are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is computed using the straight-line methods at rates calculated to amortize the cost over the estimated useful lives of the assets.

Notes to Financial Statements January 31, 2007

Note 2: Summary of Significant Accounting Policies (Continued)

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

Note 3: Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended January 31, 2007, and the fiscal years ended October 31, 2006 and 2005, the Company generated net losses of $150,151, $478,407 and $198,225, respectively. As of January 31, 2007, the Company had members’ equity of $129,381 and a working capital deficit of $2,605,985. The Company's ability to continue as a going concern is dependent on the success of generating cash from the Company’s equity drive (see Note 4) and/or through raising additional capital and ultimately achieving the capital to proceed with the construction of the plant. Management anticipates that, as a result of the actions listed below, the Company will continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management believes that the Company may continue to exist in its present form as a result of a successful equity drive and grant monies awarded, as described further in Notes 4 and 7. However, no assurance can be given that these situations will result in furthering the start up of the Company or if additional capital will be available when needed.

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

PRIVATE PLACEMENT MEMORANDUM

The Company issued a Private Placement Memorandum dated July 5, 2005 for the sale of 1,654 member units. The units were offered at a price of $500 per unit. All 1,654 units were sold and issued at August 31, 2005 through this offering and remain outstanding at January 31, 2007. The proceeds from this offering are being used to pay for organizational and development costs and expenses the Company has incurred in connection with this project.

As of January 31, 2007, the Company had issued an outstanding 2,172 units held by 77 members in consideration of total capital contribution of $999,665.

Notes to Financial Statements January 31, 2007

Note 4: Members’ Equity (Continued)

REGISTRATION STATEMENT

The Company filed a registration statement with the Securities and Exchange Commission on Form SB-2. The registration was declared effective, for a period of one year, on June 9, 2006, at which time the Company began selling units. The Offering is for up to a maximum of 30,250 additional units for sale at $1,000 per unit ($30,250,000). The potential investor must submit a 10% deposit with their subscription agreement and execute a promissory note for the remaining balance due upon 30 days notice from the Board of Directors. As of January 31, 2007, the Company has received subscriptions from potential investors totaling approximately $11,875,000, a portion of which is held in escrow.

Escrow may break when the Company: (a) has received a minimum of $20,000,000 in subscription proceeds and (b) the Company has obtained a written debt financing commitment for debt financing of at least $18,750,000. The Company will reach financial close, upon the execution and delivery of all required documents, including those related to (a) and (b).

Note 5: Financing Arrangements

On October 4, 2006, the Company entered into a $2,200,000 bank line of credit which is due April 17, 2007, bearing interest at 12%, to acquire the necessary funds to enter into and make payment on a pre-construction agreement. The line of credit is secured by substantially all the Company’s assets. In addition, five of the Company’s directors, each executed personal guarantees from $175,000 to $300,000 to secure the debt. In consideration for the personal guarantees, the Company agreed to pay each director a fee equal to 5% of the amount personally guaranteed. As of January 31, 2007, $62,500 is included in accrued liabilities for payments to these directors upon maturity of the line of credit. As of January 31, 2007, $38,265 has been charged to interest expense for amortization of the guarantees.

On October 4, 2006, the Company utilized available funds under this agreement for a deposit on construction services with a third-party contractor.

Total interest expense charged to operations related to borrowings on the line of credit, for the three months ended January 31, 2007, amounted to $67,467.

Note 6: Contracts Payable & Long-Term Loans

The Company entered into an installment agreement in 2005 for the purchase of approximately 20 acres of land near Osceola, Iowa for $60,000. Under the terms of the agreement, the Company paid $10,000 at closing, and the remaining balance will be paid over three years. The contract bears an 8% interest rate, and is payable in $10,000 installments due on August 20th of each year, with a balloon payment of the remaining contract balance due on August 20, 2008. The note is secured by the land.

On November 2, 2006, the Company received a $400,000 loan from the Iowa Department of Economic Development (IDED), which is comprised of a $100,000 forgivable loan and a $300,000 interest free loan. These loans are secured by a blanket UCC filing covering all personal property currently in possession of the Company.

The $100,000 forgivable loan is reflected in the unaudited condensed balance sheet as long-term debt, with a permanent waiver of the funds contingent upon terms including, but not limited to, the satisfaction of employment conditions under the master loan agreement. At the date of maturity, if the Company has complied with the terms of the loan, the loan will forgiven in its entirety and included in other income.

Notes to Financial Statements January 31, 2007

Note 6: Contracts Payable & Long-Term Loans (Continued)

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

An aggregate annual maturity of long-term debt outstanding at January 31, 2007 is as follows:

Maturity Date
Period Ending
January 31
2007	$68,056
2008	93,336
2009	66,108
2010	30,000
2011	30,000
Thereafter	152,500
$440,000

Note 7: Grants

On October 31, 2005, the Company was approved by the United States Department of Agriculture to receive up to $500,000 for the construction of the plant. To receive any of the grant money the Company must be able to raise 75% of the eligible project costs to complete the project. As of January 31, 2007, the Company has not received any cash related to this grant.

On October 5, 2005, the Company received an award letter from the Iowa Department of Economic Development indicating that the application for the Enterprise Zone financial assistance was selected for funding. The estimated value of the financial assistance the Company will receive if the Company is able to comply with the conditions for disbursement of funds is $3,371,774. The financial assistance includes various tax benefits. As of January 31, 2007, none of the benefits related to this grant have been received by the Company.

On December 19, 2006, the Company received an approval of their grant application from the Iowa Rail Finance Authority Board for $250,000 or up to 80% of total eligible costs, whichever is less. The application was submitted by the Company for the Rail Revolving Loan and Grant program. The approved funding consists of a $150,000 loan and a grant of $100,000 towards the construction of Company railway. Per the terms of the grant approval letter, to receive the funds, the Company will have to maintain a certain number of jobs for twenty-four months from the date the Company signs the final acceptance, which the Company anticipates in fiscal 2007.

Notes to Financial Statements January 31, 2007

Note 8: Commitments and Contingencies

PLANT CONSTRUCTION

On March 2, 2005, the Company entered into a non-binding letter of intent with Renewable Energy Group, Inc (REG), its intended contractor, for Phase 1 services which include providing advice and assistance with respect to among other things, preliminary engineering, technology, staffing requirements, market and competitor analysis, marketing strategies and support, customer analysis, raw materials and input costing, capitalization requirements, state and federal incentives, risk analysis, review of financial data and projections, organizational analysis and investor presentations. On September 7, 2005, the Company entered into a non-binding letter of intent for Phase 2 services with the same contractor to provide design work, define electrical and mechanical systems, and establish infrastructure and utility requirements. The Company agreed to pay them $150,000 for these services, $50,000 upon signing this agreement and $100,000 upon completion by the consulting firm of the services described above. As of January 31, 2007 the contractor agreement remains in Phase I.

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

On October 8, 2006, the Company paid $2,200,000 to REG for a deposit on pre-construction service. Payment of the deposit was made from the proceeds of the short term line of credit (see Note 5). The total required deposit per the terms of the agreement is $2,500,000, the remaining $300,000 balance is due upon receipt of future funding from various debt financing arrangements.

As of January 31, 2007, $2,155,415 has been expended by the general contractor in preparing for construction of the plant, of which $2,036,627 has been expended on deposits for construction equipment. Should the project be suspended REG will take steps to place the equipment elsewhere.

CONSULTING CONTRACTS

On February 23, 2006, the Company entered into a consulting agreement with a marketing group to provide services relating to development of collateral materials, presentation materials, and advertising related to the Company’s equity drive. The Company will pay between $197,000 to $282,000 for the services provided. As of January 31, 2007, the Company had paid $183,756 on the consulting agreement, and $108,077 was in accounts payable. Approximately $261,000 of these costs are capitalized in Deferred Offering Costs as of January 31, 2007.

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

Notes to Financial Statements January 31, 2007

Note 8: Commitments and Contingencies (Continued)

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

Note 9: Other Related Party Transactions

On June 29, 2005, the Company entered into an agreement to purchase approximately 13 acres of land near Osceola, Iowa for the potential transportation facility from a director of the Company. The Company paid $30,000 as a down payment and made the final payment of $100,000 on October 3, 2005, when they took possession of the land.

Note 10: Subsequent Events

In February 2007, the Company signed a consulting agreement with a third party to provide consulting services concerning the development, financing, start-up and construction of the plant. The Company paid an initial fee of $50,000. In addition, a $325,000 and $300,000 fee is payable at the time the Company executes senior loan financing enabling ground breaking for the project and at the time construction of the facility is substantially complete, respectively. Either party shall terminate the agreement at any time upon 60 days notice. To date, the Company has paid $50,000 on the consulting contract.

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

•
Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
−  national, state or local energy policy;
−  federal biodiesel tax incentives;
−  legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other oxygenate additives; or
−  environmental laws and regulations that apply to our plant operations and their enforcement;

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

Overview

Southern Iowa BioEnergy LLC is a development-stage Iowa limited liability company. It was formed on January 26, 2005, for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant near Lamoni in southern Iowa. We amended our Articles of Organization by filing our Amended and Restated Articles of Organization with the Iowa Secretary of State on April 15, 2005. We have not yet engaged in the production of biodiesel and its co-products. We do not expect to generate revenues until plant construction is completed and operational. Construction of the biodiesel plant is expected to take 12 to 15 months from the date our registered offering closes. We anticipate completion of plant construction by late 2008.

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

We intend to finance the development and construction of our project with a combination of equity and debt capital. We raised $999,665 from our founding members and seed capital investors in a private placement for the purpose of funding our developmental, organizational and offering expenses. We filed a Registration Statement on form SB-2 with the SEC which became effective on June 9, 2006, and intend to raise a minimum of $20,000,000 and a maximum of $30,250,000 in our registered offering. Including the $999,665 we raised from our founding members and in the seed capital offering and depending on the level of equity raised in our registered offering and the amount of any grants we may be awarded, we will need to obtain debt financing, grants and other incentives ranging from approximately $18,750,000 to $25,055,000 in order to fully capitalize the project. We have no contracts or commitments with any bank, lender or financial institution for debt financing. As of March 15, 2007, we have received subscriptions for 12,015 units for an aggregate amount of $12,015,000. We have not released funds from escrow or met the conditions required to do so. We have received a preliminary term sheet from AgStar Financial Services, ACA, a potential senior lender, indicating the terms and conditions we may anticipate in obtaining debt financing for the funds needed to complete the construction of our project. However, a term sheet is not a contract or commitment, and there is no assurance that we will be able to obtain the senior debt financing or that adequate debt financing will be available on the terms we currently anticipate. The level of debt we require may be reduced by any grants awarded to us. Depending on the number of units sold in our registered offering, we may also seek third party credit providers to provide subordinated debt for the construction and initial operating expenses of the project. We have also entered into a line of credit for interim financing of $2,200,000 with Great Western Bank in order to acquire the funds needed to enter into our pre-construction services agreement.

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

On September 15, 2005, our application for a $100,000 forgivable loan and a $300,000 no interest loan from the Iowa Department of Economic Development was approved. On November 2, 2006, we received the loan proceeds.

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

Project capitalization

We raised $999,665 from our founding members and in our seed capital offering. We filed a Registration Statement on Form SB-2 with the SEC which became effective on June 9, 2006. We also registered units for sale in the states of Alaska, Colorado, Illinois, Iowa, Kansas, Missouri New York, South Dakota and Washington. The offering is for a minimum of 20,000 units and a maximum of 30,250 units at a purchase price of $1,000 per unit. There is a minimum purchase of 20 units to participate in the offering with additional units to be purchased in increments of one unit. The minimum aggregate offering amount is $20,000,000 and the maximum aggregate offering amount is $30,250,000. After the offering, there will be 22,172 units issued and outstanding if we sell the minimum number of units offered in the registered offering and 32,422 units issued and outstanding if we sell the maximum number of units offered in the offering. This includes 2,172 units issued to our founding and seed capital members during our previous seed capital offerings. As of March 15, 2007, we have received subscriptions from potential investors totaling 12,015 membership units. We have not accepted any subscription agreements at this time.

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

While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that our general contractor and any lending institution will prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing. We expect that proceeding with plant construction prior to satisfaction of the loan commitment conditions or closing the loan transaction could cause us to abandon the project or terminate operations.

We also do not expect to hold the equity funds indefinitely in an interest-bearing account while we seek another debt financing source because it is possible that Renewable Energy Group, Inc. (“REG, Inc.”), our design-builder, would not be willing to renew its letters of intent with us until we had secured a debt financing source. If we failed to find a new debt financing source and REG, Inc. refused a renewal or extension of its letters of intent with us, we would expect to return your investment with any accrued interest after deducting operating expenses.

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

On October 4, 2006, we entered into a loan agreement with Great Western Bank, in which we obtained a $2,200,000 draw down line of credit loan. We granted Great Western Bank a security interest in all our real property located in Clarke County, Iowa and five of our directors executed personal guarantees in order to secure the line of credit. We must repay the loan with interest at a rate of 12% per annum on the unpaid outstanding principal balance no later than April 17, 2007. We used the $2,200,000 line of credit to make a payment to REG, Inc. for pre-construction services.

Subsequent to the period covered by this report, on February 28, 2007, we entered into a consulting agreement with Third Inning Solutions, Inc., of Urbandale, Iowa. Third Inning will provide the following services: (1) serve as project lead coordinator, (2) assist with debt and equity financing, (3) assist in negotiations of contact with various service and product providers, (4) assist with oversight and monitoring of construction team, (5) assist with the planning of the equity marketing effort, and (6) assist in the securing of debt financing for the commencement of construction. Pursuant to the terms of the agreement, we are to pay Third Inning Solutions, Inc. the following payments: (i) $50,000 upon execution of the agreement, (ii) $325,000 payable at the time, and only if, we execute senior loan financing documents enabling the ground breaking of our project and (iii) $300,000 payable at the time, and only if, construction of our project is substantially complete. Notwithstanding any other provision to the contrary, either party may terminate the consulting agreement for cause. Third Inning also has the right to terminate the consulting agreement in the event: (1) we fail to make any payment due within 10 days of the date such payment is due; (2) construction financing of the project is not obtained within 24 months of the effective date of the agreement; (3) we fail to use our best efforts to complete the project; or (4) we engage in a single transaction or series of transactions, the result of which is the sale, lease, transfer, conveyance or other disposition of all or substantially all of our assets or the merger or consolidation with another entity. In addition to terminating the agreement for cause, we also have the option of terminating the consulting agreement upon 60 days notice, if, despite our best efforts, we are unable to obtain senior loan financing or to substantially complete construction. In the event we terminate the agreement for cause or Third Inning terminates the agreement for any reason other than for cause, we are responsible for the portion of the consulting fee, accruing prior to the effective date of the termination. If Third Inning terminates the agreement for cause or we terminate the agreement for a reason other than for cause, the entire consulting fee is immediately due and payable to Third Inning.

Site acquisition and development

We expect to continue working principally on the preliminary design and development of our proposed biodiesel plant, the acquisition and development of the proposed plant site near Lamoni, Iowa in Decatur County, the acquisition of our proposed transportation facility near Osceola, Iowa in Clarke County (if we proceed with Phase III or Phase IV), obtaining the necessary construction permits, beginning dirt work on the proposed sites, identifying potential sources of debt financing and negotiating the feedstock procurement, biodiesel and glycerin marketing, utility and other contracts. We plan to fund these activities and initiatives using the funds remaining from $999,665 previously raised from our founding members and in our seed capital offering and grant revenue. We also obtained $2,200,000 in bank financing from Great Western Bank to pay REG, Inc. for pre-construction services. We believe that our existing funds will permit us to continue our preliminary activities through the end of the registered offering. If we are unable to close on the registered offering by that time or otherwise obtain other funds, we may need to discontinue operations.

The site we selected is approximately 80 acres on the north side of U.S. Highway 69 and approximately ½ mile west of Exit 4 on Interstate 35. A Phase 1 Environmental Site Assessment by Terracon Consulting Engineers and Scientists did not identify any recognized environmental conditions (RECs), which, in their opinion would require additional assessment at this time. We have entered into a real estate option agreement with Graceland University for the purchase of this site. We paid Graceland University $15,000 for the option. If we exercise the option, we will pay Graceland University $198,500 for the site, with $25,000 payable upon the exercise of the option and the remaining balance due at closing. The term of the option expires on December 31, 2007. Final plant site selection is contingent on analysis of such issues as cost of water, utilities and transportation, and upon raising sufficient funds to allow construction, the securing of additional financing needed, and obtaining the necessary permits to build at the selection location. Our board reserve the right to change the location of the plant site(s), in their sole discretion for any reason.

We entered into an installment agreement with Fonda Brodsack on August 18, 2005 for the purchase of approximately 20 acres of land near Osceola, Iowa for $60,000. Under the terms of the agreement, we paid $10,000 at closing, and the remaining balance of $50,000 is to be paid in yearly installments. The contract bears an 8% interest rate, and is payable in $10,000 installments due on August 20th of each year, with a balloon payment of the remaining contract balance due on August 20, 2008. We currently have an outstanding balance of $40,000, plus interest on the note. The note is secured by the land itself. If we proceed with Phase III, this property will be used for our transloading facility.

We executed a non-binding letter of intent with REG, Inc. in connection with the design, construction and operation of the biodiesel plant. We expect to pay REG, Inc. anywhere from $30,420,000 to $44,170,000, depending on how many Phases of the project we complete, in exchange for their services. Depending on the construction schedule of REG, Inc., we anticipate beginning site preparation, basic concrete work, construction of buildings using the REG, Inc. designs and supervision shortly after entering into a final design-build agreement. According to the terms of our letter of intent with REG, Inc., we were expecting to begin construction during the second quarter of 2007. We do not believe we will be able to begin construction by this time. If we are unable to commence construction during the second quarter of 2007, it will be necessary to either negotiate a new letter of intent with REG, Inc. to postpone the date of construction or negotiate a design-build agreement with a new design-builder altogether. We would attempt to retain REG, Inc. for operational services even if we are unable to retain REG, Inc. as our design-builder. In the event we are unable to retain REG, Inc. as the design-builder, we believe we will be able to negotiate a new design-build agreement with another builder, however, there is no assurance that we will be able to do so.

On October 8, 2006, we entered into a Pre-Construction Services Agreement with REG, Inc. for the completion of certain engineering and pre-construction services required in order to commence construction of our biodiesel plant near Lamoni, Iowa. The contract price for the services provided is $2,500,000. We applied the balance of the $2,200,000 line of credit from Great Western Bank towards the contract price. We currently owe REG, Inc. $300,000. If we proceed with construction and execute a Design-Build Agreement with REG, Inc., REG, Inc. will apply the funds towards the final Desigin-Build Agreement contract price. In addition, all deliverables previously owed to REG, Inc. under the Phase II Services Agreement are covered within the scope of the Pre-Construction Services Agreement and are considered paid in full. If we are unable, for whatever reason, to execute a Design-Build Agreement with REG, Inc. within 30 days of our anticipated construction start date, the Pre-Construction Services Agreement terminates.

Under the terms of the Pre-Construction Services Agreement, REG, Inc. is responsible for the following:

•	Providing engineering services:
o	Crown Iron Works process and instrumentation diagrams;
o	Crown Iron Works piping isometric drawings;
o	Expanded general arrangement drawings;
o	Expanded architectural drawings, as required;
o	Site civil drawings (drawing index, final grading, drainage and site utility plans);
o	Initial engineering for structural drawings - anchor bolts down (drawing index, foundations, embeds and anchor bolts);
o	Initial engineering for tank drawings;
o
Initial engineering for electrical drawings (drawing index, legends and symbols, temporary power for construction, permanent power distribution one-lines, underground runs, grounding and panel board details); and

o	Initial engineering for mechanical drawings (drawing index, legends and symbols, underground site utilities, process and instrumentation diagrams, tank drawings and utility rough-ins.
•	Assisting with additional permitting;
•	Establishing final project specifications, contract documents and contract pricing; and
•	Placing orders for long lead time equipment and make required down payments on equipment. This will be done at the discretion of REG, Inc. based on both schedule and monies available.

Because REG, Inc. is obligated to accept delivery and make final payment on equipment it orders for use on our project, in the event we are unable to make final payment and accept delivery of the equipment within 30 days of our anticipated construction start date, REG, Inc. shall take steps to place this equipment on another of its projects, and the Pre-Construction Services Agreement will terminate. If REG, Inc. cannot place the equipment elsewhere, then we are responsible for payment for the equipment in an amount up to $2,500,000. Likewise, if we suspend our project prior to completion of our equity drive and the signing of our Design-Build Agreement, REG, Inc. will make every effort to utilize the equipment purchased for us on another project and we will only be responsible for a “restocking fee” for the equipment purchased.

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

Plant construction and start-up of plant operations

Construction of the project is expected to take 12 to 15 months after closing of the offering. We anticipate completion of plant construction by late 2008. Delays in construction materials, such as steel, may delay our construction schedule. We have not obtained construction and environmental permits. Any delay in obtaining these permits could significantly delay our construction schedule. There may be other types of delays beyond our control.

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

Discussions are underway with the Burlington Northern Santa Fe Railway to help us plan and service the transloading site in the event we are able to complete Phase III.

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

Our business is sensitive to feedstock prices. Biodiesel production at our plant will require significant amounts of feedstock. The feedstock cost of oil or grease is the largest single component of biodiesel production costs. We primarily use soybean oil and animal fat to produce our biodiesel. Volatile soybean oil prices have put pressure on the biodiesel industry as the price of soybean oil continues to increase. For example, on February 22, 2006, the price of crude soybean oil ranged from $0.2175 per pound in central Illinois to $0.2350 per pound on the west coast. As of February 21, 2007, the price of crude soybean oil ranged from $0.2762 in central Illinois and $0.3062 on the west coast. In addition, farmers are expected to plant more corn than soybeans in the next planting season, thereby creating a potential shortage of soybean oil. The rush to produce more corn than soybeans could send soybean oil prices even higher. If this occurs, it will increase our costs and have a negative impact on our profits and you could lose some or all of your investment in us.

Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. We do not have any long-term or short-term commitments to acquire soybean oil and other inputs for biodiesel production at our plant. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in lower revenues.

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

We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (VEETC) and the Renewable Fuels Standard (RFS). The VEETC provides a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.

The President’s 2007 State of the Union Address proposed an expansion and reform of the RFS.  To comply with the current standard, fuel blenders must use 7.5 billion gallons of renewable fuels in 2012.  Under the President’s proposal, the fuel standard will be set at 35 billion gallons of renewable and alternative fuels in 2017.  Besides displacing 15% of projected annual gasoline use in 2017, the President’s proposal will also increase the scope of the current RFS, expanding it to an Alternative Fuel Standard (AFS).  The AFS will include sources such as corn ethanol, cellulosic ethanol, biodiesel, methanol, butanol, hydrogen and alternative fuels.  Under the President’s plan, the EPA Administrator and the Secretaries of Agriculture and Energy will have authority to waive or modify the standard if they deem it necessary, and the new fuel standard will include an automatic “safety valve” to protect against unforeseen increases in the prices of alternative fuels or their feedstocks.

Biodiesel production continues to grow as additional plants become operational. In 2006, approximately 220 million gallons of biodiesel were produced in the United States, a three fold increase from 2005 biodiesel production according to the National Biodiesel Board. In January 2007, the National Biodiesel Board estimated that there are 105 active biodiesel plant in the United States with an annual capacity of 864.4 million gallons. Another 77 plants are currently under construction and are expected to be completed in the next 18 months. An additional eight plants are expandng their existing operations. The additional combined capacity of these plants under construction is estimated at 1.7 billion gallons per year. Biodiesel plants are operating or have been proposed in a total of 43 states.

Currently, there are nine active biodiesel plants in Iowa and at least eight other companies have proposed plants in Iowa. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.

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

Excess production of glycerin may cause the price of glycerin to decline which could adversely affect our ability to market our glycerin.

In addition, excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. In February 2005, the price of crude glycerin produced in the United States was approximately $0.410 per pound and by July 2006 the price of crude glycerin had declined to $0.025 per pound, due primarily to the oversupply of glycerin by biodiesel production facilities. According to the September 2006 issue of Biodiesel Magazine, annual consumption of glycerin in the United States has ranged between 400 million and 450 million pounds for the past three years. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. The biodiesel industry could produce as much as 200 million pounds of glycerin this year alone. This tremendous increase in supply has caused the price of glycerin to decrease substantially in the last year. According to Biodiesel Magazine, smaller plants have been forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. The Jacobsen Publishing Company's Biodiesel Bulletin reported that some biodiesel producers are paying from three to four cents per pound to dispose of crude glycerin. If the price of glycerin declines to zero we could be forced to pay to dispose of our glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future ability to generate revenues and you could lose some or all of your investment in us.

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

Source of Funds(1)	Phase I	Phase II	Phase III	Phase IV
Unit Proceeds	$20,999,665	$22,329,665	$25,444,665	$31,249,665
Senior Debt Financing (2) (3)	$18,750,335	$22,331,585	$25,445,335	$25,055,335
Total Sources of Funds	$39,750,000	$44,661,250	$50,890,000	$56,305,000

(1)	The amount of estimated unit proceeds and senior debt financing will be adjusted depending on the level of grants, subordinate debt and tax increment financing we obtain.
(2)
We have a preliminary term sheet with AgStar Financial Services, ACA, indicating the terms and conditions we may anticipate in obtaining debt financing. However, this is not a binding agreement or contract and if we do enter into final agreements, they may not be upon the terms we expect.

(3)
We obtained a $2,200,000 line of credit which we used to pay REG, Inc. for pre-construction services which will be applied toward our design-build agreement and final contract price if we execute a design-build agreement with REG, Inc.. The $2,200,000 is included as part of the total senior debt financing we must obtain in order to complete our project.

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

•
Iowa Department of Economic Development. We received a $100,000 forgivable loan and a $300,000 no interest loan from the Iowa Department of Economic Development. Our application was approved on September 15, 2005. On November 2, 2006, we received the loan proceeds

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

•
Iowa Rail Finance Authority Board. On December 19, 2006, we received an award letter from the Iowa Rail Finance Authority Board, a division of the Iowa Department of Transportation, approving funding in the amount of $250,000 or up to 80% of total eligible costs, whichever is less. The approved funding consists of a $150,000 loan and a grant of $100,000 towards the construction of a railway. While we have received an award letter, we have not received a funding commitment or negotiated an agreement with the Iowa Department of Transportation. We must finalize the agreement within six months of the award date.

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

Use of Proceeds	Phase I Amount	Phase II Amount	Phase III Amount	Phase IV Amount
Construction Costs:
Base Construction Cost	$30,420,000	$30,420,000	$30,420,000	$30,420,000
Refinery Process System		$2,990,000	$2,990,000	$2,990,000
Animal Fat Process System				$3,570,000
Transportation Facility			$5,175,000	$7,190,000
Utility Extensions	$310,000	$310,000	$310,000	$310,000
Administrative Building	$250,000	$560,000	$560,000	$560,000
Construction performance bond	$200,000	$225,000	$275,000	$325,000
Construction Insurance Costs	$100,000	$120,000	$135,000	$150,000
Capitalized Interest	$843,750	$971,250	$1,035,000	$1,109,375
Land Cost:	$305,000	$305,000	$305,000	$305,000
Start up Costs:
Financing Costs	$350,000	$410,000	$440,000	$475,000
Organization Costs(1)	$750,000	$750,000	$750,000	$750,000
Working Capital—Account Receivable	$3,250,000	$3,500,000	$3,500,000	$3,750,000
Working Capital--Inventory	$2,700,000	$3,500,000	$4,200,000	$4,200,000
Working Capital-- Cash	$271,250	$600,000	$795,000	$200,625
TOTAL	$39,750,000	$44,661,250	$50,890,000	$56,305,000
(1) Includes estimated offering expenses of $500,000.

Plant Construction. The construction of the plant itself is by far the single largest expense at $30,420,000, $33,410,000, $38,585,000 and $44,170,000 depending upon the amount raised in the registered offering and the Phase (I through IV) of construction that we proceed with. We have entered into a pre-construction services agreement with REG, Inc. for the initial stages of construction, which cover the initial engineering, plant and site design and finalization of the contract to build the biodiesel plant. We have not yet signed a binding definitive design-build agreement for plant construction. Our letters of intent do not establish a fixed contract price and there is no guarantee that we will be able to enter into a definitive design-build agreement with REG, Inc. to design and build the plant at this price or at all. Our estimated construction costs are based on estimated provided by REG, Inc.

Land and Site Costs. If the plant is constructed near Lamoni, Iowa in Decatur County, we expect the cost to acquire and develop the production site will be approximately $305,000. Site development primarily consists of site improvements such as dirt work and soil compaction, construction of utility infrastructure, hard surface roads and fencing, as well as maintenance, permitting, and construction management costs. In addition, if we raise sufficient capital to develop a transportation facility near Osceola, Iowa in Clarke County, we anticipate the cost of this site and all improvements, including rail, will be between $5,175,000 and $7,190,000 depending on which Phase (III or IV) of construction we proceed. This cost would include the cost of rail infrastructure and rolling stock needed for the transportation facility. Our board reserves the right to choose either of these sites or completely different sites, in its sole discretion, for any reason.

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

Organization and Financing Costs. We anticipate spending between $850,000 and $975,000 on organization and financing costs. These costs include estimated offering expenses of $500,000.

Quarterly Financial Results

As of January 31, 2007, we had total assets of $3,446,557 consisting primarily of cash, property and equipment, and deferred offering costs. As of January 31, 2007, we had current liabilities of $2,945,232 consisting primarily of our operating line of credit, construction contract retainer payable and accounts payable. Since our inception through January 31, 2007, we have an accumulated deficit of $826,783, primarily due to start-up business costs. Total liabilities and members’ equity as of January 31, 2007, was $3,446,557. Since our inception, we have generated no revenue from operations.

Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $56,305,000, if we proceed with Phase IV. We raised $999,665 from our founding members and in our seed capital offering. In addition, we are seeking to raise a minimum of $20,000,000 and a maximum of $30,250,000 of equity in the registered offering. Including the $999,665 we raised from our founding members and in our seed capital offering and depending on the level of equity raised in the registered offering and the amount of grants and other incentives awarded to us, we expect to require debt financing of at least $18,750,000 to complete Phase I and up to $25,0585,000 for completion of Phase IV.

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

Item 3. Controls and Procedures

Our management, including our President (the principal executive officer), William T. Higdon, along with our Treasurer, (the principal financial officer), Alan Elefson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of January 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Risk factors are discussed in our annual report on Form 10-KSB. The risks described in our annual report on Form 10-KSB are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our registration statement on Form SB-2. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in the registration statement on Form SB-2.

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

In February 2005, the price of crude glycerin produced in the United States was approximately $0.410 per pound and by July 2006 the price of crude glycerin had declined to $0.025 per pound, due primarily to the oversupply of glycerin by biodiesel production facilities. According to the September 2006 issue of Biodiesel Magazine, annual consumption of glycerin in the United States has ranged between 400 million and 450 million pounds for the past three years. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. The biodiesel industry could produce as much as 200 million pounds of glycerin this year alone. This tremendous increase in supply has caused the price of glycerin to decrease substantially in the last year. According to Biodiesel Magazine, smaller plants have been forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. The Jacobsen Publishing Company's Biodiesel Bulletin reported that some biodiesel producers are paying from three to four cents per pound to dispose of crude glycerin. If the price of glycerin declines to zero, we could be forced to pay to dispose of our glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and you could lose some or all of your investment in us.

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

We registered a total of 30,250 units at $1,000 per unit for an aggregate maximum gross offering price of $30,250,000. We have not closed the offering and are actively seeking sales of our units. As of March 15, 2007, we have received subscriptions for 12,015 units, for an aggregate amount of $12,015,000. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our biodiesel plant is substantially operational. Once we begin substantial operations, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.

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

As of January 31, 2007, we did not receive or use any net offering proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
10.1	Consulting Agreement between Southern Iowa BioEnergy LLC and Third Inning Solutions, Inc.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN IOWA BIOENERGY LLC

Date: 3/16/07	/s/ William T. Higdon
William T. Higdon
President and Chief Executive Officer
(Principal Executive Officer)

Date: 3/16/07	/s/ Alan Elefson
Alan Elefson
Treasurer
(Principal Financial and Accounting Officer)