Form 10QSB
period 2007-04-30
SOUTHERN IOWA BIOENERGY LLC
filed 2007-06-14
CIK 1342630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended April 30, 2007

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

As of April 30, 2007, there were 2,172 units outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statement

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Balance Sheet
April 30, 2007

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$130,203
Prepaid Expenses	4,105
Total Current Assets	134,308

PROPERTYAND EQUIPMENT
Land	190,000
Furniture and Office Equipment	10,887
Construction in Process	368,012
568,899
Accumulated Depreciation	(3,658)
Net Property and Equipment	565,241

OTHER ASSETS
Deferred Offering Costs	520,418
Deferred Financing Costs	13,286
Land Option	15,000
Total Other Assets	548,704

TOTAL ASSETS	$1,248,253

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Balance Sheet
April 30, 2007

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Operating Line of Credit	$685,000
Current Maturities of Notes Payable	402,500
Accounts Payable	133,212
Accrued Liabilities	67,665
Total Current Liabilitites	1,288,377

LONG-TERM LIABILITIES-NET OF CURRENT MATURITIES
Notes Payable	30,000

MEMBERS' EQUITY
Member contributions, 2,172 Units
outstanding at April 30, 2007	956,164
Deficit Accumulated During Development Stage	(1,026,288)
Total Members' Equity	(70,124)

TOTAL LIABILITIES AND MEMBERS' EQUITY	$1,248,253

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Operations

	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006	Six Months Ended April 30, 2007	Six Months Ended April 30, 2006	From Inception (January 26, 2005) Through April 30, 2006	From Inception (January 26, 2005) Through April 30, 2007
Revenues	$-	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-	-
Gross Profit	-	-	-	-	-	-

Operating Expenses
Professional Fees	132,458	79,739	157,615	153,839	324,372	689,105
General & Administrative	22,755	9,807	52,083	18,022	79,948	290,491
Loss on Sale of Fixed Assets	1,000	-	1,000	-	-	1,000
Total Operating Expenses	156,213	89,546	210,698	171,861	404,320	980,596

Operating Loss	(156,213)	(89,546)	(210,698)	(171,861)	(404,320)	(980,596)

Other Income/(Expense)
Grant Income	-	46,599	-	46,599	76,599	131,000
Other Income	25,023	-	25,023	-	-	25,294
Interest Income	1,680	4,263	3,624	9,066	13,300	21,001
Interest Expense	(69,995)	-	(167,605)	-	-	(222,987)
Total Other Income/(Expense)	(43,292)	50,862	(138,958)	55,665	89,899	(45,692)

Net Loss	($199,505)	($38,684)	($349,656)	($116,196)	($314,421)	($1,026,288)

Weighted Average Units Outstanding	2,172	2,172	2,172	2,172	1,425	1,740

Net Loss Per Unit	($91.85)	($17.81)	($160.98)	($53.50)	($220.65)	($589.82)

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Cash Flows

	Six Months Ended April 30, 2007	Six Months Ended April 30, 2006	From Inception (January 26, 2005) Through April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($349,656)	($116,196)	($1,026,288)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities
Depreciation and Amortization	42,329	556	54,173
Non-cash payment for Professional Fees	58,380	-	174,683
Loss on sale of asset	1,000	-	1,000
Change in Assets and Liablilities
(Increase) Decrease in Prepaid Expenses	10,435	-	(4,105)
Increase(Decrease) in Accounts Payable	(134,494)	8,848	95,037
Increase (Decrease) in Accrued Liabilities	(14,201)	200	5,165
Net Cash Used in Operating Activities	(386,207)	(106,592)	(700,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Land Option	-	(15,000)	(15,000)
Expenditures for Property, Equipment	-	(11,647)	(158,687)
Proceeds from Sale of Property, Equipment	5,500	-	5,500
Refunded portion of Construction in Process	1,657,305	-	1,657,305
Net Cash From (Used in) Investing Activities	1,662,805	(26,647)	1,489,118

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Line of Credit	(1,515,000)	-	(1,515,000)
Net Borrowings on Long-Term Notes	392,500	-	392,500
Membership Contributions	-	-	999,665
Payments on Long-Term Contract	-	-	(10,000)
Payments for Cost of Raising Capital	-	-	(43,501)
Payments for Deferred Offering Costs	(84,002)	(28,904)	(482,244)

Net Cash Used in Financing Activities	(1,206,502)	(28,904)	(658,580)

Net Increase (Decrease) in Cash and Cash Equivalents	70,096	(162,143)	130,203
Cash and Cash Equivalents - Beginning of Period	60,107	618,078	-

Cash and Cash Equivalents - End of Period	$130,203	$455,935	$130,203

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES INFORMATION
Deferred Offering Costs in Accounts Payable	$38,174	$63,309	$38,174
Land Purchased with Contract Payable	$0	$0	$50,000
Construction Retainer Payable	$0	$0	$300,000
Refund of Retainer Payable	$344,584	$0	$344,584
Net Borrowings on Operating Line of Credit for
payment towards Construction in Process	$0	$0	$368,012
Amount due to Directors for Financing Costs	$0	$0	$62,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$69,995	$0	$222,987

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

Note 1: Organization and Nature of Business

The Company was organized to fund and construct a 30 million gallon biodiesel plant with distribution to Midwest states. The proposed plant site is to be located in Osceola, Iowa. Construction is anticipated to begin in late summer of 2007. As of April 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising, and permitting activities.

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

Significant estimates include, the deferral of expenditures for offering costs which are dependent upon successful financing and project development, as discussed below, and the value of the materials in construction in process. It is at least reasonably possible that these estimates may change in the near term.

Notes to Unaudited Financial Statements (Continued)
CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents and accounts payable approximates their fair value. It is not currently practicable to estimate fair value of the line of credit and notes payable to lending institutions and other third parties. Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 6 and 7, there are no readily determinable similar instruments on which to base an estimate of fair value.

CREDIT RISK - FINANCIAL INSTITUTIONS

The Company maintains cash balances with the local financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At times throughout the year the Company’s cash and cash equivalents balance may exceed the amount insured by the FDIC.

PROPERTY AND EQUIPMENT

Land and equipment, including significant improvements thereto, are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is computed using the straight-line methods at rates calculated to amortize the cost over the estimated useful lives of the assets.

The Company has incurred substantial consulting, permitting and other pre-construction services related to building its plant facilities. Due to the substantial current uncertainties regarding the Company’s ability to proceed with the ultimate facility construction until the Company has raised debt and equity financing, the Company expenses these pre-construction costs as incurred. The Company has incurred construction in process costs due to purchases of construction materials.

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

Notes to Unaudited Financial Statements (Continued)

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

INCOME TAXES

The Company is treated as a limited liability company for federal and state income tax purposes and generally does not incur income taxes. Instead, their earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences.

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

Note 3: Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended April 30, 2007, and the fiscal years ended October 31, 2006 and 2005, the Company generated net losses of $199,505, $478,407 and $198,225, respectively. As of April 30, 2007, the Company had members’ equity of ($70,124) and a working capital deficit of $1,154,069, respectively. The Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s equity drive (see Note 4) and/or through raising additional capital and ultimately obtaining the necessary capital to proceed with the construction of the plant. Management anticipates that, as a result of the actions listed below, the Company will continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Notes to Unaudited Financial Statements (Continued)

Note 3: Going Concern (Continued)

Management believes that the Company may continue to exist in its present form as a result of a successful equity drive and grant monies awarded. However, no assurance can be given that these situations will result in furthering the start up of the Company or if additional capital will be available when needed.

Note 4: Members’ Equity

MEMBERSHIP UNITS

As specified in the Company’s Articles of Organization, the Company has one class of membership units, which includes certain restrictions as specified in the Company’s Operating Agreement, including restrictions regarding the transfer of units and capital allocation of earnings to each member pursuant to applicable tax and securities laws.

The Company initially issued 518 units to its board of directors at a price of $333 per unit.

PRIVATE PLACEMENT MEMORANDUM

The Company issued a Private Placement Memorandum dated July 5, 2005 for the sale of 1,654 member units. The units were offered at a price of $500 per unit. All 1,654 units were sold and issued on August 31, 2005 through this offering and remain outstanding at April 30, 2007. The proceeds from this offering are being used to pay for organizational and development costs and expenses the Company has incurred in connection with this project.

As of April 30, 2007, the Company had 2,172 units issued and outstanding held by 77 members in consideration of total capital contributions of $999,665.

REGISTRATION STATEMENT

The Company filed a registration statement with the Securities and Exchange Commission on Form SB-2. The registration was declared effective, for a period of one year, on June 9, 2006, at which time the Company began selling units. On June 8, 2007, the Company filed a rescission offer and a post-effective amendment to its registration statement. Although the project location and intended general contractor have changed, the terms of the offering remain substantially the same. As of April 30, 2007, the Company had received subscriptions from potential investors totaling approximately $12,015,000, a portion of which is held in escrow. These funds, however, are subject to refund of the aforementioned rescission offer. The Offering is for up to a maximum of 30,000 additional units for sale at $1,000 per unit ($30,000,000). The potential investor must submit a 10% deposit with their subscription agreement and execute a promissory note for the remaining balance due upon 30 days notice from the Board of Directors.

Notes to Unaudited Financial Statements (Continued)

Note 4: Members’ Equity (Continued)

REGISTRATION STATEMENT (Continued)

Escrow may break when the Company: (a) has received a minimum of $17,600,000 in subscription proceeds and (b) the Company has obtained a written debt financing commitment for debt financing and grants of at least $31,000,335. The Company will reach financial close, upon the execution and delivery of all required documents, including those related to (a) and (b).

Note 5: Property and Equipment

The cost and lives of property and equipment at April 30, 2007 is as follows:

	Life in
	Years	Cost
Furniture and Office Equipment	3-7	$10,887

The cost of land was $190,000, which has been pledged to the bank (see Note 7).

In November 2005, the Company signed a land agreement with Graceland College to have the option to purchase approximately 80 acres of land for the potential plant site. The Company paid $15,000 for the land option. If the Company exercises the option, the cost of the land will be $198,500. The option will expire on December 31, 2007, but the Company has the right to extend the option for one year if an additional $15,000 is paid. Pursuant to the change in plant location, the Company’s utilization of the land agreement in the near term is unlikely; however, the Company is intending to request a refund of the $15,000 or the approval to extend the land option. Management feels receipt of a refund or extension of the land option is reasonably probable.

Note 6: Financing Arrangements

On October 4, 2006, the Company entered into a $2,200,000 bank line of credit, due April 17, 2007 and bearing interest at 12%, to acquire the necessary funds to enter into and make payment on a pre-construction agreement. On April 4, 2007, the Company amended the bank line of credit agreement to extend the maturity date through August 18, 2007. This same amendment changed the effective interest rate from 12% to 10.24% for the remaining term of the agreement. The line of credit is secured by substantially all the Company’s assets. In addition, five of the Company’s directors each executed personal guarantees from $175,000 to $300,000 to secure the debt. In consideration for the personal guarantees, the Company agreed to pay each director a fee equal to 5% of the amount personally guaranteed. At April 30, 2007, $62,500 has been included in accrued liabilities for payments to these directors upon maturity of the line of credit. For the three months ended April 30, 2007, $10,949 has been charged to interest expense for amortization of the guarantees.

Total interest expense charged to operations, related to borrowings on the line of credit, for the three month period ended April 30, 2007 amounted to $55,733.

Notes to Unaudited Financial Statements (Continued)

Note 7: Contracts Payable & Long-Term Loans

The Company entered into an installment agreement in 2005 for the purchase of approximately 20 acres of land near Osceola, Iowa for $60,000. Under the terms of the agreement, the Company paid $10,000 at closing, and the remaining balance will be paid over three years. The contract bears an 8% interest rate, and is payable in $10,000 installments due on August 20 of each year with a balloon payment of the remaining contract balance due on August 20, 2008. As of April 30, 2007, the Company owes a balance of $40,000. The note is secured by the land.

On November 2, 2006, the Company received a $400,000 loan from the Iowa Department of Economic Development (IDED). During September 2005, the Company was approved for the IDED loans which are comprised of a $100,000 forgivable loan and a $300,000 interest free loan. These loans are secured by a blanket UCC filing covering all personal property currently in possession of the Company.

The Company changed the intended site of the plant from Decatuer County, Iowa to Osceola, Iowa. Per the terms of the IDED agreements, the project must be located in Decateur County, Iowa, therefore the Company is no longer eligible for the loans. The Company has been verbally informed by IDED that they are to repay the loans. Until such time as the Company repays the loan proceeds, it is not eligible to receive any IDED benefits for the Osceola location and the remaining principal balance of the loans as of April 30, 2007 have been classified as a current liability.

Note 8: Grants

The Company has applied for various Federal, State and Local grants. Since inception to April 30, 2007, the Company has received a total of $131,000 of grants utilized for general business and operating expenses.

On October 31, 2005, the Company was approved by the United States Department of Agriculture to receive up to $500,000 for the construction of the plant. To receive any of the grant money the Company must be able to raise 75% of the eligible project costs to complete the project. As of April 30, 2007, the Company has not received any cash related to this grant.

The Company received an award letter from the Iowa Department of Economic Development indicating that the application for the Enterprise Zone financial assistance was selected for funding. Due to the Company’s change in intended plant location, the grant award may not be utilized at the Osceola, Iowa plant location without specific approval of the IDED (see further discussion in Note 7). As of April 30, 2007, the Company is attempting to transfer the award privileges for use at the new location, but no definitive approval has been provided.

Notes to Unaudited Financial Statements (Continued)

Note 8: Grants (continued)

On December 19, 2006, the Company received an approval of their grant application from the Iowa Rail Finance Authority Board for $250,000 or up to 80% of total eligible costs, whichever is less. The application was submitted by the Company for the Rail Revolving Loan and Grant program. The approved funding consists of a $150,000 loan and grant of $100,000 towards the construction of Company railway. Per the terms of the grant approval letter, to receive the grants, the Company will have to maintain a certain number of jobs for twenty-four months from the date the Company signs the final acceptance, which the Company anticipates in fiscal 2007. As of April 30, 2007, no funds have been received relating to this grant.

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

The total cost of the project, including the construction of the biodiesel plant and start-up expenses, was expected to approximate $39,750,000 to $56,305,000 depending on the type of plant that is constructed. The non-binding letter of intent discussed above, includes an adjustment to the construction price under certain circumstances and may increase the total cost of the project. The Company anticipated funding the development of the biodiesel plant with approximately $20,000,000 to $30,250,000 in equity capital and $18,750,000 to $25,055,000 in debt financing. The amount of debt financing needed depended on the amount of equity raised in the Offering.

On October 8, 2006, the Company paid $2,200,000 to REG as a deposit on pre-construction services. On April 17 2007, the Company orally terminated its non-binding agreement with REG. The Company requested and received approximately $1,657,310 from REG as a refund of previously deposited and uncommitted funds under the pre-construction agreement. This refund was used primarily as a repayment on the outstanding principal balance on the line of credit including interest due. As a result of this refund, the Company currently has $368,012 of materials, in construction in process, for which they may take possession or receive an additional refund.

Notes to Unaudited Financial Statements (Continued)

Note 9: Commitments and Contingencies (Continued)

On May 17, 2007, the Company signed an interim construction agreement with Ball Industrial Services, LLC (BIS) for the engineering, procurement, and construction of the Company’s plant. The intent of the interim agreement is to establish a base line from which BIS will execute a definitive agreement unless sooner terminated by either party. If not terminated, the interim agreement will remain in effect until August 1, 2007, the expected date of commencement of the construction of the plant. As stated in the agreement, BIS will provide services to construct a 30 million gallon biodiesel plant; coordinating all design, construction and commissioning services of the project which are not part of the main process plant. Bratney Companies will be the provider of the construction, design, procurement and technology involved in the construction of the main process plant. In addition, Bratney Companies will also provide the design process, process license, detailed engineering services, construction equipment and services required in construction of the main process plant.

Pursuant to the signing of the interim construction agreement, the Company paid an initial down payment of $50,000, per the terms of the contract. Should the interim agreement be terminated by the Company, BIS will refund the down payment less expenses incurred and fees earned by BIS as a result of the interim agreement. Should BIS terminate the agreement; the down payment will be refunded to the Company in its entirety. BIS will require a payment of $750,000 for preconstruction, engineering, design, and other initial project expenses once the definitive agreement is signed. As of May 31, 2007, the definitive agreement has not been signed. Based on BIS’ initial estimates the plant is projected to cost approximately $62,000,000.

CONSULTING CONTRACTS

In July 2006, the Company entered into a management and operational services agreement with a party, related to the former general contractor, to provide for the overall management of the Company, including providing on-site general and operations managers, acquiring feed stocks and the basic chemicals necessary for operation, performing administrative, sales and marketing functions. The contract requires a monthly fee equal to $.057 per gallon of biodiesel produced and an annual net income bonus of 6% of net income, as determined by the agreement. The monthly fee will be adjusted periodically per the terms of the agreement. The term of the agreement is 3 years after the end of the first month in which the biodiesel is produced for sale. The agreement shall continue after the initial term unless and until one party gives written notice of termination to the other of a proposed termination date, at least 12 months in advance of a proposed termination date. The initial term or any subsequent term may also be modified upon the mutual written consent of the parties. Early termination may occur if certain conditions in the contract are not met. In the case of early termination the breaching party will be required to indemnify the other party for losses, claims and damages resulting from the termination.

Notes to Unaudited Financial Statements (Continued)

Note 9: Commitments and Contingencies (Continued)

On April 17, 2007, the Company rescinded the clauses of the management and operational services agreement related to the marketing duties and feedstock acquisition as a result of terminating the construction agreements with this same party, as described above. The Company continues to contract with the party mentioned above for services related to management and operational services, including performing administrative and account system functions.

On February 23, 2006, the Company entered into a consulting agreement with a marketing group to provide services relating to development of collateral materials, presentation materials, and advertising related to the Company’s equity drive. The Company will pay up to $282,000 for the services provided. As of April 30, 2007, the Company had incurred $260,822 on the consulting agreement, including $32,548 in accounts payable. These costs are capitalized in Deferred Offering Costs as of April 30, 2007.

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

In February 2007, the Company signed a consulting agreement with a third party to provide consulting services related to the development, financing, construction and start-up of the plant. The Company paid an initial fee of $50,000 under this agreement. In addition, fees of $325,000 and $300,000 are payable at the time the Company executes senior loan financing enabling the ground breaking of the project and at the time construction of the facility is substantially complete, respectively. Either party may terminate this agreement, at any time, upon 60 days written notice.

On May 17, 2007, the Company entered into an agreement with an environmental consulting company for the purpose of assisting, obtaining and achieving environmental permitting and compliance standards for the construction and operation of the plant. Total costs, not including incidentals and travel costs, are estimated at $35,000. No payments have been made as a result of this agreement.

Notes to Unaudited Financial Statements (Continued)

Note 9: Commitments and Contingencies (Continued)

On May 30, 2007, the Company entered into a three year risk management and feedstock agency agreement with an unrelated third party. The agent will provide the feedstock risk management, act as a purchasing agency, and consulting services to the Company in order to implement a risk management program. The agent shall be limited to solicitation of new supply relationships for the Company and the solicitation of supply proposals, including proposed individual supply contracts for immediate or future delivery for acceptance by the Company after a new supply relationship has been established. The agent will also arrange for the transportation and delivery of feedstocks. Risk management services also allow the parties to enter into certain hedging or other futures agreements and transactions from time to time. Beginning on the plant’s operational date, the Company will pay an annual fee of $450,000, which totals $.015 per gallon of the anticipated annual plant capacity of 30 million gallons of finished product per year, payable in monthly installments of $37,500 due on the first day of each month. The fee will be adjusted once per year based on the actual gallons of finished product output within the year. This agreement will automatically extend for an unlimited number of successive one year terms on each anniversary date of the agreement unless either party gives written notice not less than 90 days prior to the anniversary date.

On May 30, 2007, the Company entered into a three year bio-diesel marketing agreement with an unrelated third-party, for the marketing, sales and transportation services of the Company’s finished bio-diesel product. The contract requires a fee of 1.0% of the net purchase price per net gallon of bio-diesel purchased by the third party during the term of the Agreement (the "Marketing Fee"). The Marketing fee shall be a minimum of $0.015 cents per net gallon of biodiesel. The Marketing Fee shall be payable monthly on actual gallons shipped from the prior month as evidenced by meter or weight certificates provided to the third party by the Company. The agreement will automatically renew for three years unless either party provides written notice within four months of the anniversary date of the agreement.

On June 11, 2007, the Company entered into consulting services agreement with an unrelated financial advisory services firm. The advisor will provide consulting and advisory services to obtain senior lending, assist with structuring and negotiating debt and closing transactions. The Company shall pay a fee of 1.5% of the amount of debt capital raised, payable at the financial close of the project.

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

Overview

We were formed as an Iowa limited liability company on January 26, 2005, for the purpose of constructing and operating a 30 million gallon per year biodiesel plant in Osceola, Iowa. We have not yet engaged in the production of biodiesel and its co-products. We do not expect to generate any revenue until the plant is completely constructed and operational. We anticipate completion of our plant by late 2008.

We intend to finance the development and construction of our project with a combination of equity and debt capital. We raised $999,665 from our founding members and seed capital investors in private placement offerings for the purpose of funding our developmental, organizational and offering expenses. We filed a Registration Statement on Form SB-2 with the SEC which became effective on June 9, 2006. We filed a Post-Effective Amendment to our Registration Statement on June 8, 2007 which made material changes to our project. As a result of our Post-Effective Amendment, we are offering rescission to all investors who subscribed between June 9, 2006 and May 15, 2007.

We intend to raise a minimum of $17,600,000 and a maximum of $30,000,000 in our registered offering. Including the $999,665 we raised in our previous private placement offerings and the amount of any grants we may be awarded, we will need to obtain debt financing, grants and other incentives ranging from approximately $31,000,335 to $43,400,335 in order to fully capitalize the project. We have no contracts or commitments with any bank, lender or financial institution for debt financing. As of June 8, 2007, we have received subscriptions for 12,015 units for an aggregate amount of $12,015,000. We have not released funds from escrow or met the conditions required to do so. Depending on the number of units sold in our registered offering, we may also seek third party credit providers to provide subordinated debt for the construction and initial operating expenses of the project.

On September 7, 2005 we entered into an agreement with Renewable Energy Group, Inc. ("REG, Inc.") of Ralston, Iowa for design development services under which we paid REG, Inc. $50,000. Subsequently, On October 8, 2006, we entered into a pre-construction services agreement under which we paid REG, Inc. $2,200,000 to complete certain engineering and pre-construction services for a proposed plant in Lamoni, Iowa. In April 2007, we terminated our construction arrangement with REG, Inc; however, REG, Inc. still provides us with systems and administrative support. Upon termination of our agreement with REG, Inc., REG, Inc. refunded approximately $1,657,310 to us. We may receive an additional refund of $368,012 from REG, Inc. if REG, Inc. is able to place previously purchased materials with another project; however we can make no assurances that we will receive that additional refund.

On October 4, 2006, we entered into a loan agreement with Great Western Bank, under which we obtained a $2,200,000 nondisclosable draw down line of credit loan. We granted Great Western Bank a security interest in all our real property located in Clarke County, Iowa and five of our directors executed personal guarantees in order to secure the line of credit. We were required to pay the loan with interest at a rate of 12% per annum on the unpaid outstanding principal balance no later than April 17, 2007. On April 17, 2007, we extended the date upon which the outstanding principal balance is due to Great Western to August 17, 2007 and the interest rate was decreased to 10.24% per annum. We used the $2,200,000 line of credit to make a payment to REG, Inc. for pre-construction services. We used part of the refund from REG, Inc. to pay down the balance of the note and as of June 12, 2007, we had an outstanding balance of $685,000.

We expect the project will cost approximately $62,000,000 to complete based upon discussions with Ball Industrial Services, LLC (“Ball”), our new anticipated design-build contractor. We have entered into an Interim Agreement with Ball to construct our biodiesel facility. Based on our discussions with Ball, we have estimated the cost of the structure and equipment for the plant at $41,375,000 with an additional $20,625,000 in other capital expenditures, start-up costs, working capital and construction period interest. There is no guarantee that we will be able to enter into a definitive agreement with Ball to design and build the biodiesel plant at the estimated price or at all. As a result, our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses. These changes may be significant. Accordingly, we have budgeted $7,750,000 in construction contingency to help offset any increases in our costs of construction. However, it is unknown whether this contingency will be sufficient to offset any increased cost.

Except for the Interim Agreement with Ball, we do not have any binding or non-binding agreements with any contractor for the labor or materials necessary to build the plant. We anticipate we will enter into a definitive design-build agreement with Ball to design and build the biodiesel plant when we have received the minimum amount of funds necessary to break escrow and have received a debt financing commitment sufficient to carry out our business plan. However, there is no guarantee that such an agreement can be reached or that the terms of any agreement will be favorable to us. Our board reserves the right to change the design builder, in its sole discretion, for any reason.

We are in the development phase, and until the proposed plant is operation, we will generate no revenues. We anticipate that accumulated losses will continue to increase until the biodiesel plant in operational. Since we have not yet become operational, we do not yet have comparable income, production and sales data. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.

Rescission Offer

Between June 9, 2006 and May 15, 2007, we received subscriptions from investors for 12,015 membership units in connection with our initial public offering pursuant to a Registration Statement on Form SB-2. Certain aspects of our offering, while true at the time we registered our units, have materially changed. These aspects are as follows:

•	We have extended our offering date.

•
We have moved the location of our biodiesel facility from Lamoni, Iowa to Osceola, Iowa and intend to construct only one facility, which will have rail access, located on the site where we had anticipated building our transloading facility.

•	We terminated our construction agreement with our anticipated design builder, REG, Inc.; however, REG, Inc. will still provide systems and administrative support for the project.

•
We have entered into an interim agreement with Ball Industrial Services, LLC of West Des Moines, Iowa to construct our biodiesel facility. Due to these changes in our project, our total project cost has increased to $62,000,000.

•	We intend to enter into a license agreement with Bratney Companies to use Cimbria-Sket technology in our facility.

•	Renewable Energy Group, Inc. is no longer going to provide feedstock procurement for our facility. We have entered into a feedstock procurement agreement with FCStone, Inc.

•	Renewable Energy Group, Inc. is no longer going to provide biodiesel and glycerin marketing for our facility. We have entered into an agreement with Eco-Energy Biodiesel, LLC to market our biodiesel.

•	We intend to raise equity ranging from $17,600,000 to $30,000,000 and obtain debt financing ranging from $31,000,335 to $43,400,335.

•	We intend to hire a placement agent to assist us with the selling of our securities in our initial public offering.

As a result of these changes to our business plan, the Registration Statement on which we made our initial public offering is no longer materially correct. We filed a Post-Effective Amendment to the Registration Statement to correct the material inconsistencies in the Registration Statement. In addition, because investors may have the right to require us to return their investments, we have made a rescission offer to all persons who subscribed for our units between June 9, 2006 (the effective date of our registration statement) and May 15, 2007. The rescission offer is intended to address federal and state securities laws compliance issues by allowing investors to rescind their subscriptions.

If all offerees accept our rescission offer, we will be required to make an aggregate payment to the holders of these units of approximately $2,240,000, plus statutory interest. We will pay accrued interest to each unit holder at the rate of interest prescribed by law in the state of the unit holder’s residence. We will calculate interest from the date of subscription through the date on which the rescission expires. We will fund the rescission offer from the subscription funds currently being held in escrow at Great Western Bank of Omaha, Nebraska, and from our existing cash balances.

We believe that the rescission offer will terminate our liability under state securities laws; however, it is unclear whether the rescission offer will terminate our liability, if any, under federal securities laws. Accordingly, should the rescission offer be rejected by any or all offerees, we may continue to be contingently liable under the Securities Act of 1933 for the subscription price of these units up to an aggregate amount of approximately $2,240,000, plus statutory interest. This amount includes the 10% down payment most investors made and the full payment made by other investors.

Plan of Operations for the Next 12 Months

We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site acquisition and development; and (3) plant construction and start-up operations. Assuming the successful completion of our registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. Our business plan has been developed to provide flexibility in realizing the successful completion of our project. We expect our seed capital proceeds and line of credit with Great Western Bank to supply us with enough cash to cover our costs through this period, including staffing, office costs, audit, consulting, legal, compliance and staff training. We estimate that we will need approximately $62,000,000 to complete the project.

Project capitalization

We raised $999,665 from our founding members and in our seed capital offering. We filed a Registration Statement on Form SB-2 with the SEC which became effective on June 9, 2006. We also have units registered for sale in the states of Alaska, Colorado, Illinois, Iowa, Kansas and Missouri. On June 8, 2007, we filed a Post-Effective Amendment to our Registration Statement in which we changed the terms of our offering. As a result of our Post-Effective Amendment, we are offering rescission to investors who subscribed for units between June 9, 2006 and May 15, 2007. The offering is for a minimum of 17,600 units and a maximum of 30,000 units at a purchase price of $1,000 per unit. There is a minimum purchase of 20 units to participate in the offering with additional units to be purchased in increments of one unit. The minimum aggregate offering amount is $17,600,000 and the maximum aggregate offering amount is $30,000,000. After the offering, there will be 19,772 units issued and outstanding if we sell the minimum number of units offered in the registered offering and 32,172 units issued and outstanding if we sell the maximum number of units offered in the offering. This includes 2,172 units issued to our founding and seed capital members during our previous seed capital offerings. As of June 8, 2007, we have received subscriptions from potential investors totaling 12,015 membership units. We have not accepted any subscription agreements at this time.

The registered offering will end no later than the date on which the maximum number of units have been sold or 180 days from the effective date of our Post-Effective Amendment, whichever occurs first. We may also decide to end the offering any time after we have sold the minimum number of units and prior to 180 days from the effective date of our Post-Effective Amendment. If we decide to abandon the project for any reason, we will terminate the offering. The proceeds from the sale of units will be held in escrow. We will not release funds from the escrow account until specific conditions are satisfied. Those conditions are: (1) the cash proceeds in escrow equal $17,600,000 or more, exclusive of interest; (2) we obtain a written debt financing commitment for debt financing ranging from $31,000,335 to $43,400,336, depending on the level of equity raised and any grant funding received; (3) we elect, in writing, to terminate the escrow agreement; and (4) an affidavit prepared by our escrow agent has been sent to the states in which we have registered units stating that the conditions set out in (1) and (2) have been satisfied. We have not met the conditions in order to release funds from escrow.

A debt financing commitment obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount; the receipt of engineering and construction contracts acceptable to the lender; evidence of the issuance of all permits, acceptable insurance coverage and title commitment; the contribution of a specified amount of equity; and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us by our lender. We may not satisfy the loan commitment conditions before closing the offering, or at all. If this occurs we may:

•	commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•	hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source; and

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

We also do not expect to hold the equity funds indefinitely in an interest-bearing account while we seek another debt financing source because it is possible that Ball, our design-builder, would not be willing to renew its interim agreement with us until we had secured a debt financing source. If we failed to find a new debt financing source and Ball refused a renewal or extension of its interim agreement with us, we would expect to return your investment with any accrued interest after deducting operating expenses.

On October 4, 2006, we entered into a loan agreement with Great Western Bank, in which we obtained a $2,200,000 draw down line of credit loan. We granted Great Western Bank a security interest in all our real property located in Clarke County, Iowa and five of our directors executed personal guarantees in order to secure the line of credit. We must repay the loan with interest at a rate of 12% per annum on the unpaid outstanding principal balance no later than April 17, 2007. On April 17, 2007, we extended the date upon which the outstanding principal balance is due to Great Western to August 17, 2007 and the interest rate was decreased to 10.24% per annum. We used the $2,200,000 line of credit to make a payment to REG, Inc. for pre-construction services. In April 2007, we terminated our arrangement with REG, Inc. We used part of the refund from REG, Inc. to pay down the balance of the note and as of April 17, 2007, we had an outstanding balance of $685,000.

On June 11, 2007, we entered into an agreement with Ascendant Financial Partners, LLC ("AFP") to assist us with obtaining debt financing. Pursuant to the agreement, AFP shall use its best efforts to place debt capital for the project, including identifying debt capital sources, discussing the project with debt capital sources, assisting with structuring and negotiating the debt and closing the debt transaction. In exchange for AFP's services, we will pay AFP 1.5% of the amount of debt capital raised, regardless of the source, amount or type of debt capital received or whether the debt is sourced by AFP or any other party. The fees shall be paid upon the financial close of the project The agreement continues until debt financing is obtained; however, either party may terminate the agreement upon 30 days written notice to the other party.

Subsequent to the period ending April 30, 2007, we entered into an Interim Agreement for construction services with Ball; a risk management and feedstock agency agreement with FCStone, LLC; and a biodiesel marketing agreement with Eco-Energy Biodiesel, LLC. See "Management's Discussion and Analysis and Plan of Operations - Plant construction and start-up of plant operations" for a discussion of these agreements.

Site acquisition and development

We expect to continue working principally on the design and development of our proposed biodiesel plant, the acquisition and development of the proposed plant site in Osceola, Iowa in Clarke County, obtaining the necessary construction permits, beginning dirt work on the proposed site, identifying potential sources of debt financing and negotiating utility and other contracts.

We have identified a proposed site for the plant located in Osceola, Iowa in Clarke County and have purchased 33 acres of real estate. We purchased 13 acres of land under an installment real estate contract with Jack Cooley, one of our initial directors, for our transportation facility for $130,000. Under the terms of the installment real estate contract, we paid Mr. Cooley $30,000 upon execution of the agreement and the balance of the purchase price ($100,000) on October 3, 2005. In addition, we have entered into an installment agreement with Fonda Brodsack to purchase 20 additional acres for our biodiesel facility adjacent to the property purchased from Mr. Cooley. Under the terms of the installment agreement with Ms. Brodsack, we will pay $60,000 for the land, with $10,000 being paid at closing and the remaining balance paid over three years with interest at 8%. We have made the 2006 payment and will make additional payments of $10,000 in 2007 and 2008. All payments shall be applied to interest first with a balloon payment on August 20, 2008 when the principal balance is due in full plus interest. This is the property where we previously intended to construct our transloading facility.

We anticipate that the proposed site will have access to the Burlington Northern Santa Fe Railroad (“BNSF”). BNSF is the product of some 390 different railroad lines that merged or were acquired during more than 150 years. We also believe our proposed site will have all the necessary infrastructure and available utilities to produce biodiesel. A connection will have to be installed extending from the natural gas line to our plant We anticipate that the Osceola municipality will provide all water to the site.

Final plant site selection is contingent on analysis of such issues as cost of water, utilities and transportation, and upon raising sufficient funds to allow construction, the securing of additional financing needed, and obtaining the necessary permits and approvals to build at the selected location.  Our board reserves the right to change the location of the plant site(s), in its sole discretion, for good cause.

There can be no assurance that we will not encounter hazardous conditions at the proposed site.  We are relying on Ball to determine the adequacy of the site for construction of the biodiesel plant.  We may encounter hazardous conditions at the chosen site that may delay the construction of the biodiesel plant.  Ball is not responsible for any hazardous conditions encountered at the site.  Upon encountering a hazardous condition, Ball may suspend work in the affected area.  If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction.  The presence of a hazardous condition will likely delay construction of the biodiesel plant and may require significant expenditure of our resources to correct the condition.   If we encounter any hazardous conditions during construction that require time or money to correct, such event may negatively effect our operations, cash flows and financial performance.

Plant construction and start-up of plant operations

We expect to complete construction of the proposed plant and commence operations approximately 16 to 18 months after closing the offering. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant and provision of necessary water, natural gas and other power sources. Assuming the successful completion of this offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

On May 17, 2007, we entered into an interim agreement with Ball. The interim agreement is to remain in effect until the design-build agreement is finalized and executed, or August 1, 2007, whichever occurs first. The interim agreement intended to establish a baseline from which we can execute a definitive agreement with Ball under which Ball will act as our Engineering, Procurement and Construction Contractor and will coordinate all design, construction and commissioning services for a 30 million gallon per year biodiesel plant in Osceola, Iowa. We anticipate that Ball will act as our key contractor and directly manage other key subcontractors. We will pay Ball $750,000 for services under the interim agreement. If we terminate the interim agreement, Ball will refund the down payment less expenses incurred and fees earned by Ball. If Ball terminates this interim agreement, Ball will refund to us the down payment. We have made a $50,000 down payment to Ball under the interim agreement.

On May 30, 2007, we entered into a risk management and feedstock agency agreement with FCStone, LLC in which FCStone will provide us with risk management and feedstock purchasing agent services. FCStone will provide us with consulting services related to the implementation of a risk management program. The initial term of the feedstock agency agreement is 3 years and will automatically renew for 1 year terms thereafter, unless either party gives written notice of non-renewal to the other party not less than 90 days prior to the end of the current term. In addition, either party may terminate the feedstock agency agreement for material breach upon 90 days notice to the other party.

On June 6, 2007, we entered into a biodiesel marketing agreement with Eco-Energy Biodiesel, LLC ("Eco") in which Eco will market our biodiesel and glycerin. We expect Eco to purchase and market all of the biodiesel we produce at our plant. In addition, Eco will provide us with analysis of biodiesel supply and demand; market access to distribution channels developed by Eco; analysis and audit of biodiesel customers, including creditworthiness; marketing specialists and sales representatives to attain and establish sales opportunities and relationships for the facility’s products; transportation and logistics for biodiesel shipments; and invoicing and accounts receivable management. The initial term of the agreement is 3 years which will automatically be renewed unless we give Eco 4 months written notice prior to the end of the initial term of our intent not to renew. We will pay a fee of 1% of the net purchase price per gallon of biodiesel for services of Eco and materials provided. In addition, we will pay a marketing fee of $0.015 per net gallon of biodiesel, payable monthly on actual gallons shipped.

We are in the process of negotiating and finalizing agreements for water, electricity, gas and sewer services. A boiler that uses a variety of fuels including solids is being considered and may reduce the energy costs for the plant materially. Rates for water and electricity have been negotiated. Gas will be contracted for with appropriate risk management, and current rates for the transmission of gas appear favorable. We believe that the Osceola sewer system has the capacity to handle the volume of sewage the plant will produce. A biodiegester may be needed if current testing requires reducing the biologicals in the sewer to acceptable levels.

We do not anticipate hiring a third-party management company to operate our biodiesel facility. Rather, we intend to hire our own production personnel capable of successfully operating the facility at capacity. However, we may not be able to hire qualified production personnel at reasonable wages, if at all. We expect our biodiesel production facility to utilize Cimbria and Westfalia Separator US production technology. This technology has not been utilized in the United States and therefore it is unlikely that we will be able to hire production personnel with experience in operating a biodiesel plant utilizing the same technology we anticipate installing in our facility. Our inability to hire production personnel with experience or training in the operation of Cimbria and Westfalia Separator US biodiesel production technology may result in our inability to operate the proposed plant at capacity, or at all, which would result in the loss of some or all of your investment.

Permitting and Regulatory Activities

We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. We anticipate Ball will coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. We have retained Thompson Environmental Consulting, Inc. to assist us with obtaining air and water permits. In addition, we may retain additional consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner. Currently, we do not anticipate problems in obtaining the required permits, however such problems may arise in which case our plant may not be allowed to operate.

Employees

We currently have one full-time employee. We expect to hire approximately 28 full-time employees as needed as we begin plant operations.

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

Trends and Uncertainties That May Affect Management’s Plan of Operation

If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Growth and Increased Competition in the Biodiesel Industry

According to the National Biodiesel Board, the biodiesel manufacturing industry is experiencing rapid growth. In 2006, approximately 250 million gallons of biodiesel were produced in the United States. The 2006 biodiesel production was almost three times higher than biodiesel production in 2005. However, many of biodiesel plants do not operate at full capacity. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of these plants is approximately 864.4 million gallons per year. Further, current plant construction and expansion are expected to result in another 1.7 billion gallons of annual biodiesel production capacity, for total annual production capacity of 2.6 billion gallons. In contrast, the estimated annual consumption of biodiesel in 2005 was 75 million gallons. Thus the estimated annual production capacity of plants currently under construction far exceeds the current estimated annual consumption of biodiesel. In a study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below the expected production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory, and judicial decision makes and help resolve commercial disputes. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result, and we may be unable to sell our biodiesel profitably.

Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. We do not have any long-term commitments to acquire soybean oil and other inputs for biodiesel production at our plant. As biodiesel production increases, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result may result in less income, which would decrease our revenues and result in the loss of some or all of your investment.

Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous other entities considering the construction of biodiesel plants. The biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. In January 2007, the National Biodiesel Board estimated there were 105 active plants producing an estimated 864.4 million gallons annually. Another 77 plants are currently under construction and an additional 8 plants are expanding their existing operations. The additional combined capacity of these plants under construction is estimated at 1.7 billion gallons per year. Biodiesel plants are operating or have been proposed in at least 41 states.

Currently, there are at least ten active biodiesel plants in Iowa. REG, Inc. located in Ralston, Iowa produces biodiesel primarily from feedstock produced at its soybean crushing facility and has an annual production capacity of 12 million gallons of biodiesel. AGP in Sergeant Bluff produces biodiesel from refined bleached and deodorized soybean oil produced at its solvent extraction processing plant in Eagle Grove, Iowa and has an annual production capacity of 30 million gallons of biodiesel. Soy Solutions located in Milford, Iowa is a "stand-alone" facility that purchases soybean oil from the market. The facility produces less than 3 million gallons annually, and utilizes virgin soybean oil as its sole feedstock. Western Iowa Energy, LLC located in Wall Lake, Iowa is a 30 million gallon plant capable of utilizing vegetable oils and animal fats as feedstock. Cargill, located in Iowa Falls, Iowa, is capable of producing 37.5 million gallons of biodiesel annually. Sioux Biochemical, Inc. located in Sioux Center, Iowa, is a multi feedstock facility. Riksch BioFuels, LLC located in Crawfordsville, Iowa, is a multi feedstock facility and has an annual production capacity of 10 million gallons. Tri-City Energy located in Keokuk, Iowa, has an annual production capacity of 5 million gallons. Clinton County BioEnergy, located in Clinton, Iowa, is capable of producing 10 million gallons of biodiesel per year utilizing soy oil as its only feedstock. Central Iowa Energy, LLC is a 30 million gallon plant in Newton, Iowa, and is capable of utilizing vegetable oils and animal fats as feedstock.

Investors should understand that we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs. As noted above, Cargill, Inc., a large supplier of soybean oil, completed construction of a 37.5 million gallon plant in Iowa Falls in May 2006; and ADM, another large supplier of soybean oil, plans to construct an 85 million gallon plant in North Dakota. The National Biodiesel Board estimates that production capacity could increase by 714 million gallons between April 2006 and October 2007. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. We may generate less income as a result, which would decrease our revenues.

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

Growth and Expansion of Infrastructure

Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions. Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to, (1) additional rail capacity; (2) additional storage facilities for biodiesel; (3) increases in truck fleets capable of transporting biodiesel within localized markets; (4) expansion in refining and blending facilities to handle biodiesel; and (5) growth in service stations equipped to handle biodiesel. Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

Changes in Legislation and Supports

We also expect to benefit from federal and state ethanol supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. VEETC is intended to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The RFS required refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. However, the mandate of the RFS is expected to be met by the blending of ethanol and thus will have a much smaller impact on the biodiesel industry.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include the deferral of expenditures for offering costs, which are dependent upon successful financing of the project and the value of materials in construction in process. We defer the costs incurred to raise equity financing until that financing occurs. At the time we issue new equity, we will net these costs against the equity proceeds received. Alternatively, if the equity financing does not occur, we will expense the offering costs. It is at least reasonably possible that this estimate may change in the near term. We currently have estimated the continuance of our existing offering. If, however, it becomes necessary to commence a new offering under a new registration statement, these deferred costs will be expensed.

Management estimates that all of the raw materials in construction in process may be utilized by our new construction contractor. If, however, they cannot be utilized, and our previous construction contractor can place the materials at another project site, we may receive a refund for these materials. The portion we do not utilize or receive as a refund will be expensed to organizational and start up costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Estimated Sources of Funds

The following table sets forth an estimate of our sources of funds, assuming an estimated level of 23,800 units sold to investors and based upon the various levels of equity that our lenders may require. This information could change in the future depending on the amount of equity in our registered offering and whether we receive additional grants.

Source of Funds(1)		Percent
Unit Proceeds (2)	$23,800,000	38.39%
Founders and Seed Capital Proceeds(3)	$999,665	1.66%
Senior Debt Financing(4)	$37,200,335	60.00%
Total Sources of Funds	$62,000,000	100%

(1)
The amount of estimated offering proceeds and senior debt financing may be adjusted depending on the level of grants or bond financing we are able to obtain and the amount of any line of operating credit or interim financing we are able to obtain.

(2)	We currently have subscriptions from investors for approximately $12,015,000. It is uncertain how many investors will accept our rescission offer and terminate their subscriptions.

(3)
We have issued a total of 1,654 units to our seed capital investors at a price of $500.00 per unit. In addition, we have issued 518 units to our founders at a price of $333.33 per unit. We have issued a total of 2,172 units in our two private placements in exchange for proceeds of $999,665.

(4)	We have no commitments for any senior debt facility.

We do not expect to begin substantial plant construction activity before closing our equity offering and satisfying loan commitment conditions and closing the loan transaction.

Grants

Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We anticipate applying for those programs that are available.  Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive.  Under some state and federal programs, awards are not made to applicants in cases where construction of the project has started prior to the award date.  There is no guarantee that applications will result in awards of grants or loans. In addition, even if a grant is awarded, if we do not meet the conditions or criteria of the grant, we will not receive the grant funds. We have applied for and/or received the following grants:

Value Added Agricultural Products and Processes Financial Assistance (VAAPFAP)

On March 18, 2005, we were awarded a $20,000 VAAPFAP Grant from the Iowa Department of Economic Development. Under the terms of the grant, the Iowa Department of Economic Development provided us with $20,000 for reimbursement of payments made or expenses incurred on behalf of our project for business planning and consulting services.

United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant

Nodaway Valley Biodiesel Project applied for the United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant. On August 8, 2005, we merged with Nodaway Valley Biodiesel Project and on October 31, 2005, the application was assigned to us pursuant to the merger. We have executed a grant agreement with the United States Department of Agriculture. Once we comply with the terms of the agreement, we will receive up to $500,000 to construct our biodiesel facility.

Value Added Producer Grant (VAPG)

We have been awarded the United States Department of Agriculture’s VAPG grant. Pursuant to the grant agreement, we received $100,000 for use in the planning and development of our plant.

Value Added Agricultural Processing Technical Assistance Grant

We received a $5,000 Value Added Agricultural Processing Technical Assistance Grant of $5,000 from the Iowa Farm Bureau Federation.

Iowa Department of Economic Development

We received a $100,000 forgivable loan, a $300,000 no interest loan, and enterprise zone benefits from the Iowa Department of Economic Development on September 15, 2005. Pursuant to the agreement, the project must be located in Decateur County, Iowa. As we have moved our project outside of Decateur County, Iowa, we are no longer eligible for the loans and enterprise zone benefits. We have been informed by IDED that we are required to repay the loans. Until such time as we repay the loan proceeds, we are not eligible to receive any IDED benefits for our Osceola location.

Iowa Soybean Promotion Board

On July 22, 2005, we were awarded a Soybean Value Added Grant from the Iowa Soybean Promotion Board in the amount of $5,000.

Estimated Uses of Proceeds

The following is our estimate of our costs and expenditures for our biodiesel project. These estimates are based on discussions with Ball. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

Use of Proceeds
Construction Costs:
Base Construction Cost	$41,375,000
Pretreatment Process System	$5,100,000
Construction Contingency	$4,625,000
Utility Extensions	$350,000
Administrative Building	$475,000
Construction performance bond	$250,000
Construction Insurance Costs	$150,000
Capitalized Interest	$900,000
Land Cost:	$500,000
Start up Costs:
Financing Costs	$1,515,000
Organization Costs(1)	$1,250,0000
Working Capital—Account Receivable	$2,460,000
Working Capital—Inventory	$2,800,000
Working Capital— Cash	$250,000
TOTAL	$62,000,000

(1) Includes estimated offering expenses of $475,000.

Plant Construction. The construction of the plant itself is by far the single largest expense, estimated at $41,375,000. We have an interim agreement with Ball for the initial stages of construction, which cover the initial engineering, plant and site design and finalization of the contract to build the biodiesel plant, but we have not yet signed a binding definitive agreement for plant construction. Our interim agreement does not establish a fixed contract price and there is no guarantee that we will be able to enter into a definitive agreement with Ball to design and build the plant at this price or at all. Our estimated construction costs are based on estimates provided by Ball.

Pretreatment Process System. We will need to install a pretreatment process system for the plant. Our estimated costs for the pretreatment process system is $5,100.000.

Construction Contingency. We project $4,625,000 for unanticipated expenditures in connection with the construction of our plant. We plan to use excess funds from our general working capital to fund these costs.

Land Costs. If the plant is constructed near Osceola, Iowa in Clarke County, we expect the cost to acquire and develop the production site will be approximately $500,000. Our board reserves the right to choose this site or a completely different site, in its sole discretion.

Construction Performance Bond and Insurance Costs. We estimate the construction bond for the project to cost approximately $250,000 if such bonding is required by our lender. We have budgeted approximately $150,000 for builder’s risk insurance, general liability insurance, workers’ compensation and property insurance. We have not yet determined our actual costs, and they may exceed this estimate.

Utility Infrastructure. We expect it will cost approximately $350,000 to purchase the necessary utility equipment and construct utility infrastructure at our proposed plant site.

Administration Building, Furnishings, Office and Computer Equipment. We anticipate expending approximately $475,000 to build a light office administration building and equip the building with office furnishings and computer equipment at the plant site.

Capitalized Interest and Financing Costs. This consists of the interest we anticipate accruing during the development and construction period of our project. For purposes of estimating capitalized interest and financing costs, we have assumed debt financing between $31,000,335 and $43,400,355. We determined this amount of debt financing based upon an assumed equity amount of between $17,600,000 and $31,000,000 and founders and seed capital proceeds of $999,665 and an assumed interest rate of 8.5%. If any of these assumptions changed, we would need to revise the level of term debt accordingly. Loan interest during construction will be capitalized and is estimated to be approximately $900,000.  We have estimated our financing costs of approximately $1,515,000.  Any change in our assumptions, including the amount of tax increment financing and/or debt financing we receive, could result in higher than estimated capitalized interest and financing costs.

Organizational Costs. We have budgeted $1,250,000 for developmental, organizational, legal, accounting and other costs associated with our organization and operation as an entity, including, but not limited to, estimated offering expenses of $475,000 and estimated rescission offering expenses of $40,339.

Working Capital. We project approximately $5,510,000 of working capital and inventory for the project. These costs include initial inventories of oil, animal fats and other ingredients, accounts receivable and cash.

Quarterly Financial Results

As of April 30, 2007, we had total assets of $1,248,253 consisting primarily of cash, property and equipment, and deferred offering costs. As of April 30, 2007, we had current liabilities of $1,288,377 consisting primarily of our operating line of credit, current maturities of notes payable and accounts payable. Since our inception through April 30, 2007, we have an accumulated deficit of $1,026,288, primarily due to start-up business costs. Total liabilities and members’ equity as of April 30, 2007, was $1,248,253. Since our inception, we have generated no revenue from operations.

Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $62,000,000. We raised $999,665 from our founding members and in our seed capital offering. In addition, we are seeking to raise a minimum of $17,600,000 and a maximum of $30,000,000 of equity in the registered offering. Including the $999,665 we raised from our founding members and in our seed capital offering and depending on the level of equity raised in the registered offering and the amount of grants and other incentives awarded to us, we expect to require debt financing of approximately $31,000,335 to $43,400,335 to complete our project.

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

The agreement continues until debt financing is obtained; however, either party may terminate the agreement upon 30 days written notice to the other party.

We do not have contracts or commitments with any bank, lender or financial institution for debt financing. We have started identifying and interviewing potential lenders, however, we have not signed any commitment or contract for debt financing. Completion of the project relies entirely on our ability to attract these loans and close on the registered offering.

Item 3. Controls and Procedures

Our management, including our President (the principal executive officer), William T. Higdon, along with our Treasurer, (the principal financial officer), Alan Elefson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Risk factors are discussed in our Annual Report on Form 10-KSB and in our Post-Effective Amendment on Form SB-2. The risks described in our Annual Report on Form 10-KSB and Post-Effective Amendment are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our Annual Report on form 10-KSB and in our Post-Effective Amendment to our initial Registration Statement on Form SB-2. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in our Annual Report on Form 10-KSB and our Post-Effective Amendment to our initial Registration Statement on Form SB-2.

We are conducting a rescission offer for membership units for which we received subscriptions in our initial public offering. Although we have not completed this rescission offer, we may continue to be subject to claims related to the circumstances surrounding the rescission offer.

Between June 9, 2006 and May 15, 2007, we received subscriptions from investors for 12,015 membership units in connection with our initial public offering pursuant to a Registration Statement on Form SB-2. We subsequently made several changes to our business plan, including a change in the location of our biodiesel facility, a change in the contractor that will construct our biodiesel facility, changes to feedstock-procurement and product-marketing contracts and changes to the amount of equity that we intend to raise in the offering.

As a result of these changes to our business plan, the Registration Statement on which we made our initial public offering is no longer materially correct. We filed a Post-Effective Amendment to our Registration Statement to correct the material inconsistencies. In addition, because investors may have the right to require us to return their investments, we have made a rescission offer to all persons who subscribed for our units between June 9, 2006 (the effective date of our registration statement) and May 15, 2007. The rescission offer is intended to address federal and state securities laws compliance issues by allowing investors to rescind their subscriptions.

If all offerees accept our rescission offer, we will be required to make an aggregate payment to the holders of these units of approximately $2,240,000, plus statutory interest. We will pay accrued interest to each unit holder at the rate of interest prescribed by law in the state of the unit holder’s residence. We will calculate interest from the date of subscription through the date on which the rescission expires. We will fund the rescission offer from the subscription funds currently being held in escrow at Great Western Bank of Omaha, Nebraska, and from our existing cash balances.

It is unclear whether the rescission offer will terminate our liability, if any, under either federal or state securities laws. Accordingly, should the rescission offer be rejected by any or all offerees, we may continue to be contingently liable under the Securities Act of 1933 and applicable state securities laws for the subscription price of these units up to an aggregate amount of approximately $2,240,000, plus statutory interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We raised $999,665 from our founding members and seed capital investors in a private placement for the purpose of funding our developmental, organizational and offering expenses. Our seed capital offering closed on August 5, 2005.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-131775). The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-131775) effective on June 9, 2006. We commenced our initial public offering of our units shortly thereafter. We filed a Post-Effective Amendment to our Registration Statement on June 8, 2007. Currently, certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units. We intend to engage a placement agent in the future to assist us with the offers and sales of our securities.

We registered a total of 30,000 units at $1,000 per unit for an aggregate maximum gross offering price of $30,000,000. We have not closed the offering and are actively seeking sales of our units. As of June 8, 2007, we have received subscriptions for 12,015 units, for an aggregate amount of $12,015,000. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our biodiesel plant is substantially operational. Once we begin substantial operations, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.

Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account. As of the date of this report, we have not yet met the conditions to breaking escrow. We will not break escrow until we satisfy the following conditions:

•	Cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $17,600,000, exclusive of interest;

•	We obtain a written debt financing commitment for debt financing ranging from $31,000,335 to $43,400,335 less any grants and/or tax increment financing we are awarded;

•	We elect, in writing, to terminate the escrow agreement;

•	The escrow agent provides to each state securities department in which the Company has registered its securities for sale an affidavit stating that the foregoing requirements have been satisfied; and

•	The state securities commissioners that require their consent have consented to release of the funds on deposit.

As of June 8, 2007, we have not received or used any net offering proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 30, 2007, we entered into a risk management and feedstock agency agreement with FCStone, LLC in which FCStone will provide us with risk management and feedstock purchasing agent services. FCStone will provide us with consulting services related to the implementation of a risk management program. In exchange for FCStone’s risk management and feedstock agency services, we will pay FCStone a service fee of Four Hundred Fifty Thousand Dollars ($450,000) per year, payable in advance in equal monthly installments of Thirty-Seven Thousand Five Hundred Dollars ($37,500), due on the first day of each month after operations begin. The initial term of the feedstock agency agreement is 3 years and will automatically renew for 1 year terms thereafter, unless either party gives written notice of non-renewal to the other party not less than 90 days prior to the end of the current term. In addition, either party may terminate the feedstock agency agreement for material breach upon 90 days notice to the other party.

On June 6, 2007, we entered into a biodiesel marketing agreement with Eco-Energy Biodiesel, LLC ("Eco") in which Eco will market our biodiesel and glycerin. We expect Eco to purchase and market all of the biodiesel we produce at our plant. In addition, Eco will provide us with analysis of biodiesel supply and demand; market access to distribution channels developed by Eco; analysis and audit of biodiesel customers, including creditworthiness; marketing specialists and sales representatives to attain and establish sales opportunities and relationships for the facility’s products; transportation and logistics for biodiesel shipments; and invoicing and accounts receivable management. The initial term of the agreement is 3 years which will automatically be renewed unless we give Eco 4 months written notice prior to the end of the initial term of our intent not to renew. We will pay a fee of 1% of the net purchase price per gallon of biodiesel for services of Eco and materials provided. In addition, we will pay a marketing fee of $0.015 per net gallon of biodiesel, payable monthly on actual gallons shipped.

On June 11, 2007, we entered into an agreement with Ascendant Financial Partners, LLC ("AFP") to assist us with obtaining debt financing. Pursuant to the agreement, AFP shall use its best efforts to place debt capital for the project, including identifying debt capital sources, discussing the project with debt capital sources, assisting with structuring and negotiating the debt and closing the debt transaction. In exchange for AFP's services, we will pay AFP 1.5% of the amount of debt capital raised, regardless of the source, amount or type of debt capital received or whether the debt is sourced by AFP or any other party. The fees shall be paid upon the financial close of the project The agreement continues until debt financing is obtained; however, either party may terminate the agreement upon 30 days written notice to the other party.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
10.23
Risk Management and Feedstock Agency Agreement between Southern Iowa BioEnergy LLC and FCStone, LLC, dated May 30, 2006, filed as part of the Registrant's Post-Effective Amendment to its Registration Statement on Form SB-2 and incorporated by reference herein.

10.24
Biodiesel Marketing Agreement between Southern Iowa BioEnergy LLC and Eco-Energy Biodiesel, LLC, dated June 6, 2007 and filed as part of the Registrant's Post-Effective Amendment to its Registration Statement on Form SB-2 and incorporated by reference herein.

10.25	Engagement Letter between Southern Iowa BioEnergy LLC and Ascendant Financial Partners, Inc., effective June 11, 2007.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN IOWA BIOENERGY LLC

Date: 6/14/07	/s/ William T. Higdon
William T. Higdon President and Chief Executive Officer (Principal Executive Officer)

Date: 6/14/07	/s/ Alan Elefson
Alan Elefson Treasurer (Principal Financial and Accounting Officer)