Form 10QSB
period 2007-07-31
SOUTHERN IOWA BIOENERGY LLC
filed 2007-09-14
CIK 1342630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended July 31, 2007

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

As of September 14, 2007, there were 2,172 units outstanding.

Transitional Small Business Disclosure Format (Check one):
☐ Yes	☒ No

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Balance Sheet
July 31, 2007

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$16,292
Prepaid Expenses	4,406
Total Current Assets	20,698

PROPERTY AND EQUIPMENT
Land	190,000
Furniture and Office Equipment	10,887
Construction in Process	368,011
568,898
Accumulated Depreciation	(4,419)
Net Property, Plant and Equipment	564,479

OTHER ASSETS
Construction deposit	50,000
Deferred Offering Costs	597,659
Deferred Financing Costs	9,115
Land Option	15,000
Total Other Assets	671,774

TOTAL ASSETS	$1,256,951

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Balance Sheet
July 31, 2007

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Term Note Payable	$685,000
Current Maturities of Notes Payable	395,000
Accounts Payable	212,810
Accrued Liabilities	92,720
Total Current Liabilitites	1,385,530

LONG-TERM LIABILITIES-NET OF CURRENT MATURITIES
Contract Payable	30,000

MEMBERS' EQUITY
Member Contributions, 2,172 Units
outstanding at July 31, 2007	956,164
Deficit Accumulated During Development Stage	(1,114,743)
Total Members' Deficit	(158,579)

TOTAL LIABILITIES AND MEMBERS' EQUITY	$1,256,951

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Operations
For the Three and Nine Month Period Ended July 31,2007
and from Inception through July 31, 2007

					From Inception
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(January 26, 2005) Through
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	July 31, 2007
Revenues	$0	$0	$0	$0	$0

Cost of Revenues	0	0	0	0	0

Gross Profit	$0	$0	$0	$0	$0

Operating Expenses

Professional Fees	41,630	57,294	199,245	211,133	730,735

General & Administrative	24,497	112,268	76,580	130,289	314,988

Loss on Sale of Fixed Assets	0	0	1,000	0	1,000

Total Operating Expenses	$66,127	$169,562	$276,825	$341,422	$1,046,723

Operating Loss	($66,127)	($169,562)	($276,825)	($341,422)	($1,046,723)

Other Income/(Expense)
Grant Income	0	20,900	0	67,499	131,000
Other Income	0	0	25,023	0	25,294
Interest Income	295	2,106	3,919	11,172	21,296
Interest Expense	(22,623)	(23,467)	(190,228)	(23,467)	(245,610)
Total Other Income/(Expense)	($22,328)	($461)	($161,286)	$55,204	($68,020)

Net Loss	($88,455)	($170,023)	($438,111)	($286,218)	($1,114,743)

Weighted Average Units Outstanding	2,172	2,172	2,172	2,172	1,923

Net Loss Per Unit	($40.73)	($78.28)	($201.71)	($131.78)	($579.69)

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Cash Flows

	Nine Months Ended July 31, 2007	Nine Months Ended July 31, 2006	From Inception (January 26, 2005) Through July 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(438,111)	$(286,218)	$(1,114,743)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	47,261	1,417	59,104
Professional Fees Expensed from Construction Deposit	58,380	-	174,683
Loss on Sale of Asset	1,000	-	1,000
Change in Assets and Liablilities
Prepaid Expenses	10,134	(17,367)	(4,406)
Accounts Payable	(118,573)	53,669	135,568
Accrued Liabilities	10,854	200	30,220
Net Cash Used in Operating Activities	(429,055)	(248,299)	(718,574)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Land Option	-	(15,000)	(15,000)
Refunds from Construction in Process	1,657,305	-	1,657,305
Expenditures for Property and Equipment	-	(16,638)	(158,687)
Proceeds from Sale of Property and Equipment	5,500	-	5,500
Payment for Construction Deposit	(50,000)		(50,000)
Net Cash From (used in) Investing Activities	1,612,805	(31,638)	1,439,118

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Line of Credit	(1,515,000)	-	(1,515,000)
Net Borrowings on Long-Term Notes	385,000	-	385,000
Membership Contributions	-	-	999,665
Payments on Long-Term Contract	-	-	(10,000)
Payments for Cost of Raising Capital	-	-	(43,501)
Payments for Deferred Offering Costs	(97,565)	(51,982)	(520,416)

Net Cash Used in Financing Activities	(1,227,565)	(51,982)	(704,252)

Net Increase (Decrease) in Cash and Cash Equivalents	(43,815)	(331,919)	16,292
Cash and Cash Equivalents - Beginning of Period	60,107	618,078	-

Cash and Cash Equivalents - End of Period	$16,292	$286,159	$16,292

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES INFORMATION
Deferred Offering Costs in Accounts Payable	$77,243	$229,856	$77,243
Land Purchased with Contract Payable	0	0	50,000
Construction Retainer Payable	0	0	300,000
Refund of Retainer Payable	344,584	0	344,584
Net Borrowings on Operating Line of Credit for
payment towards Construction in Process	0	0	368,012
Amount due to Directors for Financing Costs	0	0	62,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash Paid During the Period for:
Interest	$185,990	$23,467	$222,407

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

Note 1: Organization and Nature of Business

The Company was organized to fund and construct a 30 million gallon biodiesel plant with distribution to Midwest states. The proposed plant site is to be located in Osceola, Iowa. Construction is anticipated to begin in summer of 2008. As of July 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising, and permitting activities.

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

Notes to Unaudited Financial Statements (continued)

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

Notes to Unaudited Financial Statements (continued)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and is effective for the fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of FASB Statement 115. This Statement provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial condition.

Note 3: Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended July 31, 2007, and the fiscal years ended October 31, 2006 and 2005, the Company generated net losses of $438,111, $478,407 and $198,225, respectively. As of July 31, 2007, the Company had members’ deficit of ($158,579) and a working capital deficit of $1,364,832, respectively. The Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s equity offering (see Note 4) and/or through raising additional capital and ultimately obtaining the necessary capital to proceed with the construction of the plant. Management anticipates that, as a result of the actions listed below, the Company will continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management believes that the Company may continue to exist in its present form as a result of a successful equity drive and grant monies awarded. However, no assurance can be given that these situations will result in furthering the start up of the Company or if additional capital will be available when needed.

Notes to Unaudited Financial Statements (continued)

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

PRIVATE PLACEMENT MEMORANDUM

The Company issued a Private Placement Memorandum dated July 5, 2005 for the sale of 1,654 member units. The units were offered at a price of $500 per unit. All 1,654 units were sold and issued on August 31, 2005 through this offering and remain outstanding at July 31, 2007. The proceeds from this offering are being used to pay for organizational and development costs and expenses the Company has incurred in connection with this project.

As of July 31, 2007, the Company had 2,172 units issued and outstanding held by 77 members in consideration of total capital contributions of $999,665.

REGISTRATION STATEMENT

The Company filed a registration statement with the Securities and Exchange Commission on Form SB-2. The registration was declared effective, for a period of one year, on June 9, 2006, at which time the Company began selling units.

On June 8, 2007, the Company filed a rescission offer and a post-effective amendment to its registration statement. Although the project location and intended general contractor have changed, the terms of the offering remain substantially the same. An additional post-effective amendment was filed on August 16, 2007 which changed both the minimum and maximum units under the Company’s offering. As of July 31, 2007, the Company had received subscriptions from potential investors totaling approximately $12,015,000, a portion of which is held in escrow. These funds, however, are subject to refund of the aforementioned rescission offer. The new Offering is for a minimum of 17,600 units to a maximum of 30,000 units for sale at $1,000 per unit. The potential investor must submit a 10% deposit with their subscription agreement and execute a promissory note for the remaining balance due upon 30 days notice from the Board of Directors.

Escrow may break when the Company: (a) has received a minimum of $17,600,000 in subscription proceeds and (b) the Company has obtained a written debt financing commitment for debt financing ranging from $31,000,335 to $43,400,336, depending on the level of equity raised and any grant funding received. The Company will reach financial close, upon the execution and delivery of all required documents, including those related to (a) and (b).

Notes to Unaudited Financial Statements (continued)

Note 5: Property and Equipment

The cost and lives of property and equipment at July 31, 2007 is as follows:

	Life in
	Years	Cost
Furniture and Office Equipment	3-7	$10,887

The cost of land was $190,000, which has been pledged to the bank (see Note 7).

In November 2005, the Company signed a land agreement with Graceland College to have the option to purchase approximately 80 acres of land for the potential plant site. The Company paid $15,000 for the land option. If the Company exercises the option, the cost of the land will be $198,500. The option will expire on December 31, 2007, but the Company has the right to extend the option for one year if an additional $15,000 is paid. Pursuant to the change in plant location, the Company’s utilization of the land agreements in the near term is unlikely; however, the Company is intending to request a refund, it is reasonably possible this $15,000 will not be refunded or extended, at which time it will be expensed.

Note 6: Financing Arrangements

On October 4, 2006, the Company entered into a $2,200,000 bank line of credit, due April 17, 2007 and bearing interest at 12%, to acquire the necessary funds to enter into and make payment on a pre-construction agreement. On April 4, 2007, the Company amended the agreement effectively converting it into a term note payable and extended the maturity date through August 18, 2007. This same amendment changed the effective interest rate from 12% to 10.24% for the remaining term of the agreement. The Company has executed a second extension, effective August 17, 2007 which extends the maturity date to February 17, 2008 and increases the effective interest rate to the original 12% for which the agreement was initially entered. Balance outstanding as of July 31, 2007 totaled $685,000.

The agreement is secured by substantially all the Company’s assets. In addition, five of the Company’s directors each executed personal guarantees from $175,000 to $300,000 to secure the debt. In consideration for the personal guarantees, the Company agreed to pay each director a fee equal to 5% of the amount personally guaranteed. At July 31, 2007, $62,500 has been included in accrued liabilities for payments to these directors upon maturity of the line of credit. For the three and nine months ended July 31, 2007, $4,171 and $44,457, respectively, has been charged to interest expense for amortization of the guarantees.

Total interest expense charged to operations, related to borrowings on the line of credit, for the three and nine month period ended July 31, 2007 amounted to $17,645 and $140,845, respectively.

On August 16, 2007, the Company entered into a $100,000 bank line of credit agreement, due February 16, 2008, to acquire funds for operational activities of the Company. The agreement accrues interest at the Wall Street Journal prime rate rounded to .25%, which is adjusted daily. Outstanding borrowings and interest are due in entirety on the date of maturity. The line of credit is secured by substantially all the assets of the Company. The line is guaranteed by five of the Company’s directors.

Note 7: Contracts Payable & Long-Term Loans

The Company entered into an installment agreement in 2005 for the purchase of approximately 20 acres of land near Osceola, Iowa for $60,000. Under the terms of the agreement, the Company paid $10,000 at closing, and the remaining balance will be paid over three years. The contract bears an 8% interest rate, and is payable in $10,000 installments due on August 20 of each year with a balloon payment of the remaining contract balance due on August 20, 2008. As of July 31, 2007, the Company owes a balance of $40,000. The note is secured by the land.

On November 2, 2006, the Company received a $400,000 loan from the Iowa Department of Economic Development (IDED). During September 2005, the Company was approved for the IDED loans which are comprised of a $100,000 forgivable loan and a $300,000 interest free loan. These loans are secured by a blanket UCC filing covering all personal property currently in possession of the Company.

Notes to Unaudited Financial Statements (continued)

The Company changed the intended site of the plant from Decatuer County, Iowa to Osceola, Iowa. Per the terms of the IDED agreements, the project must be located in Decateur County, Iowa, therefore the Company is no longer eligible for the loans. The Company has been verbally informed by IDED that they are to repay the loans. Until such time as the Company repays the loan proceeds, it is not eligible to receive any IDED benefits for the Osceola location; the remaining principal balance of the loans at July 31, 2007 have been classified as a current liability.

Note 8: Grants

The Company has applied for various Federal, State and Local grants. Since inception to July 31, 2007, the Company has received a total of $131,000 of grants utilized for general business and operating expenses.

On October 31, 2005, the Company was approved by the United States Department of Agriculture to receive up to $500,000 for the construction of the plant. To receive any of the grant money the Company must be able to raise 75% of the eligible project costs to complete the project. As of July 31, 2007, the Company has not received any cash related to this grant.

On October 5, 2005, the Company received an award letter from the Iowa Department of Economic Development indicating that the application for the Enterprise Zone financial assistance was selected for funding. Due to the Company’s change in intended plant location, the grant award may not be utilized at the Osceola, Iowa plant location without specific approval of the IDED (see further discussion in Note 7). As of July 31, 2007, the Company is attempting to transfer the award privileges for use at the new location, but no definitive approval has been provided.

On December 19, 2006, the Company received an approval of their grant application from the Iowa Rail Finance Authority Board for $250,000 or up to 80% of total eligible costs, whichever is less. The application was submitted by the Company for the Rail Revolving Loan and Grant program. The approved funding consists of a $150,000 loan and grant of $100,000 towards the construction of Company railway. Per the terms of the grant approval letter, to receive the grants, the Company will have to maintain a certain number of jobs for twenty-four months from the date the Company signs the final acceptance, which the company anticipates in fiscal 2007. As of July 31, 2007, no funds have been received relating to this grant.

Note 9: Commitments and Contingencies

PLANT CONSTRUCTION

On May 17, 2007, the Company signed an interim construction agreement with Ball Industrial Services, LLC (BIS) for the engineering, procurement, and construction of the Company’s plant. The intent of the interim agreement is to establish a base line from which BIS will execute a definitive agreement unless sooner terminated by either party. If not terminated, the interim agreement will remain in effect until a final design build agreement is established. As stated in the agreement, BIS will provide services to construct a 30 million gallon biodiesel plant; coordinating all design, construction and commissioning services of the project which are not part of the main process plant. Bratney Companies will be the provider of the construction, design, procurement and technology involved in the construction of the main process plant. In addition, Bratney Companies will also provide the design process, process license, detailed engineering services, construction equipment and services required in construction of the main process plant.

Pursuant to the signing of the interim construction agreement, the Company paid an initial down payment of $50,000, per the terms of the contract. Should the interim agreement be terminated by the Company, BIS will refund the down payment less expenses incurred and fees earned by BIS as a result of the interim agreement. Should BIS terminate the agreement; the down payment will be refunded to the Company in its entirety. BIS will require a payment of $750,000 for preconstruction, engineering, design, and other initial project expenses once the definitive agreement is signed. As of July 31, 2007, the definitive agreement has not been signed. Based on BIS’ initial estimates the plant is projected to cost approximately $62,000,000.

Notes to Unaudited Financial Statements (continued)

Prior to the construction contract with Ball Industries, on March 2, 2005, the Company entered into a non-binding letter of intent with Renewable Energy Group, Inc (REG) for construction of the plant. On October 8, 2006, the Company paid $2,200,000 to REG as a deposit on pre-construction services. On April 17 2007, the Company orally terminated its non-binding agreement with REG. The Company requested and received approximately $1,657,310 from REG as a refund of previously deposited and uncommitted funds under the pre-construction agreement. This refund was used primarily as a repayment on the outstanding principal balance on the line of credit including interest due. As a result of this refund, the Company currently has $368,011 of materials, in construction in process, for which they may take possession or receive an additional refund.

CONSULTING CONTRACTS

In July 2006, the Company entered into a management and operational services agreement with a party, related to the general contractor, to provide for the overall management of the Company, including providing on-site general and operations managers, acquiring feed stocks and the basic chemicals necessary for operation, performing administrative, sales and marketing functions. The contract requires a monthly fee equal to $.057 per gallon of biodiesel produced and an annual net income bonus of 6% of net income, as determined by the agreement. The monthly fee will be adjusted periodically per the terms of the agreement. The term of the agreement is 3 years after the end of the first month in which the biodiesel is produced for sale. The agreement shall continue after the initial term unless and until one party gives written notice of termination to the other of a proposed termination date, at least 12 months in advance of a proposed termination date. The initialterm or any subsequent term may also be modified upon the mutual written consent of the parties. Early termination may occur if certain conditions in the contract are not met. In the case of early termination the breaching party will be required to indemnify the other party for losses, claims and damages resulting from the termination.

On April 17, 2007, the Company rescinded the clauses of the management and operational services agreement related to the marketing duties and feedstock acquisition as a result of terminating the construction agreements with this same party, as described above. The Company continues to contract with the party mentioned above for services related to management and operational services, including performing administrative and account system functions. As of August 1, 2007, the Company rescinded the agreement for services related to management and operational services.

On February 23, 2006, the Company entered into a consulting agreement with a marketing group to provide services relating to development of collateral materials, presentation materials, and advertising related to the Company’s equity drive. The company will pay up to $282,000 for the services provided. As of April 30, 2007, the Company had incurred $261,411 on the consulting agreement, including $33,089 in accounts payable. These costs are capitalized in Deferred Offering Costs as of July 31, 2007.

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

On June 11, 2007, the Company entered into consulting services agreement with an unrelated financial advisory services firm. The advisor will provide consulting and advisory services to obtain senior lending, assisting with structuring and negotiating debt and the closing transactions. The Company shall pay a fee of 1.5% of the amount of debt capital raised, payable at the financial close of the project.

Note 10: Related Party Transactions

On June 29, 2005, the Company entered into an agreement to purchase approximately 13 acres of land near Osceola, Iowa which was originally intended for the potential transportation facility and is now going to be utilized for the construction of the plant, from a director of the Company. The Company paid $30,000 as a down payment and made the final payment of $100,000 on October 3, 2005, when they took possession of the land.

Item 2. Management’s Discussion and Analysis and Plan of Operation

Forward Looking Statements

This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Competition with other manufacturers in the biodiesel industry;

•	Overcapacity within the biodiesel industry;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil;

•	Changes in the price and market for biodiesel and its co-products;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
−	national, state or local energy policy;
−	federal biodiesel tax incentives;
−	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other oxygenate additives; or
−	environmental laws and regulations that apply to our plant operations and their enforcement;

•	Total U.S. consumption of diesel fuel;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Factors associated with raising money and obtaining debt financing may delay or cause us to abandon our project altogether.

•	Results of our hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.

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

Overview

We were formed as an Iowa limited liability company on January 26, 2005, for the purpose of constructing and operating a 30 million gallon per year biodiesel plant in Osceola, Iowa. We have not yet engaged in the production of biodiesel and its co-products. We do not expect to generate any revenue until the plant is completely constructed and operational. We anticipate completion of our plant by 2009.

We intend to finance the development and construction of our project with a combination of equity and debt capital. We raised $999,665 from our founding members and seed capital investors in private placement offerings for the purpose of funding our developmental, organizational and offering expenses. We filed a Registration Statement on Form SB-2 with the SEC which became effective on June 9, 2006. We filed a Post-Effective Amendment to our Registration Statement on June 8, 2007 which made material changes to our project. As a result of our Post-Effective Amendment, we intend to offer rescission to all investors who subscribed between June 9, 2006 and May 15, 2007. As such, we have filed a second Registration Statement with the SEC registering our Rescission Offer. The SEC has not declared our Post-Effective Amendment and Rescission Offer effective. We have not made any offers or sales of our securities since May 15, 2007 and we will not make any offers or sales of our securities until the SEC declares our Rescission Offer and Post-Effective Amendment effective.

We intend to raise a minimum of $17,600,000 and a maximum of $30,000,000 in our registered offering. Including the $999,665 we raised in our previous private placement offerings and the amount of any grants we may be awarded, we will need to obtain debt financing, grants and other incentives ranging from approximately $31,000,335 to $43,400,335 in order to fully capitalize the project. We have no contracts or commitments with any bank, lender or financial institution for debt financing. As of September 14, 2007, we have received subscriptions for 12,015 units for an aggregate amount of $12,015,000. We have not released funds from escrow or met the conditions required to do so. Depending on the number of units sold in our registered offering, we may also seek third party credit providers to provide subordinated debt for the construction and initial operating expenses of the project.

On September 7, 2005 we entered into an agreement with Renewable Energy Group, Inc. ("REG, Inc.") of Ralston, Iowa for design development services under which we paid REG, Inc. $50,000. On October 8, 2006, we entered into a pre-construction services agreement under which we paid REG, Inc. $2,200,000 to complete certain engineering and pre-construction services for a proposed plant in Lamoni, Iowa. In April 2007, we terminated our construction arrangement with REG, Inc. Upon termination of our agreement with REG, Inc., REG, Inc. refunded approximately $1,657,310 to us. We may receive an additional refund of $368,011 from REG, Inc. if REG, Inc. is able to place previously purchased materials with another project; however we can make no assurances that we will receive that additional refund.

On October 4, 2006, we entered into a loan agreement with Great Western Bank, under which we obtained a $2,200,000 draw down line of credit loan. We granted Great Western Bank a security interest in all our real property located in Clarke County, Iowa and five of our directors executed personal guarantees in order to secure the line of credit. We were required to pay the loan with interest at a rate of 12% per annum on the unpaid outstanding principal balance no later than April 17, 2007. On April 17, 2007, we extended the date upon which the outstanding principal balance is due to Great Western to August 17, 2007 and the interest rate was decreased to 10.24% per annum. Subsequently, on August 27, 2007 (effective August 17, 2007), we entered into a change in terms agreement with Great Western Bank in which we extended the date upon which the outstanding principal balance is due to Great Western Bank to February 17, 2008 and the interest rate was increased to 12%. We used the $2,200,000 line of credit to make a payment to REG, Inc. for pre-construction services. We used part of the refund from REG, Inc. to pay down the balance of the note and as of August 27, 2007, we had an outstanding balance of $685,000.

We entered into an Interim Agreement with Ball Industrial Services, LLC ("Ball") to construct our biodiesel facility. Based on our discussions with Ball, we have estimated the cost of the structure and equipment for the plant at $41,375,000 with an additional $20,625,000 in other expenditures, start-up costs, working capital and construction period interest. Based upon discussion with Ball and pursuant to the Interim Agreement, we have paid Ball a construction deposit of $50,000 and we expect the project will cost approximately $62,000,000 to complete. There is no guarantee that we will be able to enter into a definitive agreement with Ball to design and build the biodiesel plant at the estimated price or at all. As a result, our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses. These changes may be significant. Accordingly, we have budgeted $7,750,000 in construction contingency to help offset any increases in our costs of construction. However, it is unknown whether this contingency will be sufficient to offset any increased cost.

In addition, Ball has terminated its relationship with Bratney Companies and we no longer have a technology provider for our project. We are currently in negotiations with various technology providers to provide the necessary technology to complete the project. However, we currently do not have a definitive agreement with a technology provider to supply the necessary technology for the plant. As a result, our total project cost may change, our project may be delayed or we may be unable to complete our project.

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

We are in the development phase, and until the proposed plant is operational, we will generate no revenues. We anticipate that accumulated losses will continue to increase until the biodiesel plant in operational. Since we have not yet become operational, we do not yet have comparable income, production and sales data. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.

Rescission Offer and Post-Effective Amendment

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

•	We terminated our construction agreement with our anticipated design builder, REG, Inc.
•
We have entered into an interim agreement with Ball Industrial Services, LLC of West Des Moines, Iowa to construct our biodiesel facility. Due to these changes in our project, our total project cost has increased to $62,000,000.

•	We intend to enter into an agreement with a third party to provide the technology to our facility.

•	Renewable Energy Group, Inc. is no longer going to provide feedstock procurement for our facility. We have entered into a feedstock procurement agreement with FCStone, Inc.
•	Renewable Energy Group, Inc. is no longer going to provide biodiesel and glycerin marketing for our facility. We have entered into an agreement with Eco-Energy Biodiesel, LLC to market our biodiesel.
•	We intend to raise equity ranging from $17,600,000 to $30,000,000 and obtain debt financing ranging from $31,000,335 to $43,400,335.
•	We intend to hire a placement agent to assist us with the selling of our securities in our initial public offering.

As a result of these changes to our business plan, we filed a Post-Effective Amendment to the Registration Statement to correct the material inconsistencies in the Registration Statement. In addition, because investors may have the right to require us to return their investments, we intend to make a rescission offer to all persons who subscribed for our units between June 9, 2006 (the effective date of our initial registration statement) and May 15, 2007. We filed a second Registration Statement to register our Rescission Offer with the SEC on June 8, 2007. The rescission offer is intended to address federal and state securities laws compliance issues by allowing investors to rescind their subscriptions. As of September 14, 2007, our Post-Effective Amendment or Rescission Offer have not been declared effective by the SEC. Therefore, we have not yet commenced our Rescission Offer or the second offering phase of our project pursuant to the Post-Effective Amendment and will not do so until the SEC declares our Post-Effective Amendment and Rescission Offer effective.

If all offerees accept our rescission offer, we will be required to make an aggregate payment to the holders of these units of approximately $2,400,000. This exposure is calculated by reference to each unit holder’s down payment of the purchase price of $1,000 per unit in connection with the initial public offering, plus accrued interest at the applicable statutory rate. We will pay accrued interest to each unit holder at the rate of interest prescribed by law in the state of the unit holder’s residence. We will calculate interest from the date of subscription through the date on which the rescission expires. We will fund the rescission offer from the subscription funds currently being held in escrow at Great Western Bank of Omaha, Nebraska, and from our existing cash balances.

We believe that the rescission offer will terminate our liability under state securities laws; however, it is unclear whether the rescission offer will terminate our liability, if any, under federal securities laws or other state law. Accordingly, should the rescission offer be rejected by any or all offerees, we may continue to be contingently liable under the Securities Act of 1933 or other state law for the subscription price of these units up to an aggregate amount of approximately $2,400,000. This exposure is calculated by reference to your down payment of the purchase price of $1,000 per unit in connection with the initial public offering, plus accrued interest at the applicable statutory rate. This amount includes the 10% down payment most investors made and the full payment made by other investors.

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

Project capitalization

We raised $999,665 from our founding members and in our seed capital offering. We filed a Registration Statement on Form SB-2 with the SEC which became effective on June 9, 2006. We also have units registered for sale in the states of Alaska, Colorado, Illinois, Iowa and Missouri. Our units were previously registered in the state of Kansas, however, we did not extend our registration in Kansas. On June 8, 2007, we filed a Post-Effective Amendment to our Registration Statement in which we changed the terms of our offering. As a result of our Post-Effective Amendment, we intend to offer rescission to investors who subscribed for units between June 9, 2006 and May 15, 2007. The offering is for a minimum of 17,600 units and a maximum of 30,000 units at a purchase price of $1,000 per unit. There is a minimum purchase of 20 units to participate in the offering with additional units to be purchased in increments of one unit. The minimum aggregate offering amount is $17,600,000 and the maximum aggregate offering amount is $30,000,000. After the offering, there will be 19,772 units issued and outstanding if we sell the minimum number of units offered in the registered offering and 32,172 units issued and outstanding if we sell the maximum number of units offered in the offering. This includes 2,172 units issued to our founding and seed capital members during our previous seed capital offerings. As of September 1, 2007, we have received subscriptions from potential investors totaling 12,015 membership units. We have not accepted any subscription agreements at this time.

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

We also do not expect to hold the equity funds indefinitely in an interest-bearing account while we seek another debt financing source because it is possible that Ball, our design-builder, would not be willing to renew its interim agreement with us until we had secured a debt financing source. If we failed to find a new debt financing source and Ball refused a renewal or extension of its interim agreement with us, we would expect to return investor’s investment with any accrued interest after deducting operating expenses.

On October 4, 2006, we entered into a loan agreement with Great Western Bank, in which we obtained a $2,200,000 draw down line of credit loan. We granted Great Western Bank a security interest in all our real property located in Clarke County, Iowa and five of our directors executed personal guarantees in order to secure the line of credit. We must repay the loan with interest at a rate of 12% per annum on the unpaid outstanding principal balance no later than April 17, 2007. On April 17, 2007, we extended the date upon which the outstanding principal balance is due to Great Western to August 17, 2007 and the interest rate was decreased to 10.24% per annum. Subsequent to the period ending on July 31, 2007, on August 27, 2007 (effective August 17, 2007), we entered into a change in terms agreement with Great Western Bank in which we extended the date upon which the outstanding principal balance is due to Great Western Bank to February 17, 2008 and the interest rate was increased to 12%. We used the $2,200,000 line of credit to make a payment to REG, Inc. for pre-construction services. We used part of the refund from REG, Inc. to pay down the balance of the note and as of September 14, 2007, we had an outstanding balance of $685,000.

On June 11, 2007, we entered into an agreement with Ascendant Financial Partners, LLC ("AFP") to assist us with obtaining debt financing. Pursuant to the agreement, AFP shall use its best efforts to place debt capital for the project, including identifying debt capital sources, discussing the project with debt capital sources, assisting with structuring and negotiating the debt and closing the debt transaction. In exchange for AFP's services, we will pay AFP 1.5% of the amount of debt capital raised, regardless of the source, amount or type of debt capital received or whether the debt is sourced by AFP or any other party. The fees shall be paid upon the financial close of the project. The agreement continues until debt financing is obtained; however, either party may terminate the agreement upon 30 days written notice to the other party.

Subsequent to the period ending July 31, 2007, on August 16, 2007, we entered into a loan agreement with American State Bank - Osceola in which we obtained a $100,000 open-end operating line of credit loan. We must repay the principal amount of the loan with interest at a rate equal the Wall Street Journal Prime Rate rounded to the nearest 0.25 by February 16, 2008. We have agreed to pay interest on any unpaid balance after maturity, and until paid in full, at a rate equal to rate at maturity, plus 5%. If a payment is made more than 10 days after it is due, we agreed to pay 1.5% of the late amount with a minimum of $15.00 and a maximum of $50.00. Five (5) of our directors executed personal guarantees in order to secure the line of credit.

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

We have identified a proposed site for the plant located in Osceola, Iowa in Clarke County and have purchased 33 acres of real estate. We purchased 13 acres of land under an installment real estate contract with Jack Cooley, one of our initial directors, for our transportation facility for $130,000. Under the terms of the installment real estate contract, we paid Mr. Cooley $30,000 upon execution of the agreement and the balance of the purchase price ($100,000) on October 3, 2005. In addition, we have entered into an installment agreement with Fonda Brodsack to purchase 20 additional acres for our biodiesel facility adjacent to the property purchased from Mr. Cooley. Under the terms of the installment agreement with Ms. Brodsack, we will pay $60,000 for the land, with $10,000 being paid at closing and the remaining balance paid over three years with interest at 8%. We made the 2006 and 2007 payments of $10,000 and will make an additional payment in 2008. All payments shall be applied to interest first with a balloon payment on August 20, 2008 when the principal balance is due in full plus interest. This is the property where we previously intended to construct our transloading facility.

We anticipate that the proposed site will have access to the Burlington Northern Santa Fe Railroad (“BNSF”). BNSF is the product of some 390 different railroad lines that merged or were acquired during more than 150 years. We also believe our proposed site will have all the necessary infrastructure and available utilities to produce biodiesel. A connection will have to be installed extending from the natural gas line to our plant. We anticipate that the Osceola municipality will provide all water to the site.

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

On May 17, 2007, we entered into an interim agreement with Ball. The interim agreement is to remain in effect until the design-build agreement is finalized and executed. The interim agreement intended to establish a baseline from which we can execute a definitive agreement with Ball under which Ball will act as our Engineering, Procurement and Construction Contractor and will coordinate all design, construction and commissioning services for a 30 million gallon per year biodiesel plant in Osceola, Iowa. We anticipate that Ball will act as our key contractor and directly manage other key subcontractors. We will pay Ball $750,000 for services under the interim agreement. If we terminate the interim agreement, Ball will refund the down payment less expenses incurred and fees earned by Ball. If Ball terminates this interim agreement, Ball will refund to us the down payment. We have made a $50,000 down payment to Ball under the interim agreement.

Subsequent to the period covered by this report, Ball terminated its relationship with Bratney Companies, who we expected would provide the necessary technology for our plant. We are in the process of negotiating with various companies to provide the technology required for the construction of the main process plant. We will be highly dependent upon the technology provider for our biodiesel production technology. As a result, our total project cost may change depending on the costs associated with a new technology provider. Any inability to establish such a relationship with a technology provider may cause us to delay or abandon the project.

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

On May 30, 2007, we entered into a biodiesel marketing agreement with Eco-Energy Biodiesel, LLC ("Eco") in which Eco will market our biodiesel and glycerin. We expect Eco to purchase and market all of the biodiesel we produce at our plant. In addition, Eco will provide us with analysis of biodiesel supply and demand; market access to distribution channels developed by Eco; analysis and audit of biodiesel customers, including creditworthiness; marketing specialists and sales representatives to attain and establish sales opportunities and relationships for the facility’s products; transportation and logistics for biodiesel shipments; and invoicing and accounts receivable management. The initial term of the agreement is 3 years which will automatically be renewed unless we give Eco 4 months written notice prior to the end of the initial term of our intent not to renew. We will pay a fee of 1% of the net purchase price per gallon of biodiesel for services of Eco and materials provided. In addition, we will pay a marketing fee of $0.015 per net gallon of biodiesel, payable monthly on actual gallons shipped.

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

We do not anticipate hiring a third-party management company to operate our biodiesel facility. Rather, we intend to hire our own production personnel capable of successfully operating the facility at capacity. However, we may not be able to hire qualified production personnel at reasonable wages, if at all. We expect our biodiesel production facility to utilize specialized production technology. We will need to hire production personnel with experience or training in the operation of whatever production technology we decide to use. A failure to hire experienced personnel or a failure to properly train the personnel may result in our inability to operate the proposed plant at capacity, or at all, which would result in the loss of some or all of your investment.

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

Growth and Increased Competition in the Biodiesel Industry

According to the National Biodiesel Board, the biodiesel manufacturing industry is experiencing rapid growth. In 2006, approximately 250 million gallons of biodiesel were produced in the United States. The 2006 biodiesel production was almost three times higher than biodiesel production in 2005. However, many of biodiesel plants do not operate at full capacity. The National Biodiesel Board estimates the current biodiesel production capacity of these plants is approximately 1.39 billion gallons per year. Further, current plant construction and expansion are expected to result in another 1.89 billion gallons of annual biodiesel production capacity, for total annual production capacity of 3.28 billion gallons. In contrast, the estimated annual consumption of biodiesel in 2005 was 75 million gallons. Thus the estimated annual production capacity of plants currently under construction far exceeds the current estimated annual consumption of biodiesel. In a study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below the expected production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory, and judicial decision makes and help resolve commercial disputes. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result, and we may be unable to sell our biodiesel profitably.

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

According to a report by the National Biodiesel Board on September 30, 2006, commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous other entities considering the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. In June 2007, the National Biodiesel Board estimated:

•	there were 148 active plants with an annual production capacity of 1.39 billion gallons annually;
•	another 96 plants are currently under construction and an additional 5 plants are expanding their existing operations;
•	the additional combined capacity of these plants under construction is estimated at 1.89 billion gallons per year;
•	biodiesel plants are operating or have been proposed in at least 46 states; and
•	currently, there are 12 operating biodiesel plants in Iowa.

According to the Iowa Renewable Fuels Association, there are at least 2 companies in Iowa that have biodiesel plants under construction. East Fork Biodiesel, LLC is constructing a 60 million gallon plant in Algona, Iowa. East Fork Biodiesel will be the largest biodiesel plant in Iowa when it is completed. Finally, Soy Energy, LLC is constructing a 30 million gallon per year biodiesel plant near Marcus.

When these new plants and expansions are completed, they will push Iowa biodiesel production capacity to more than 300 million gallons per year. In addition to the existing plants and those currently under construction, multiple other companies have announced plans to construct biodiesel facilities in Iowa. Farmer’s Cooperative Company intends to construct a 30 million gallon per year multi-feedstock plant near Marble Rock. Additionally, Hawkeye Bio Energy, LLC intends to construct a 60 million gallon per year multi-feedstock plant near Camanche, and Northern Bio Energy, LLC is planning to construct a 60 million gallon per year biodiesel facility near Estherville. Raccoon Valley Bio-Diesel, LLC has announced plans to build a 60 million gallon per year soybean oil biodiesel project near Storm Lake. Further, Nishna Valley Bioenergy, LLC plans to construct a 60 million gallon per year facility near Manilla, Natural Innovative Renewable Energy, L.L.C. plans to construct a 60 million gallon per year plant near Akron. These companies are in the process of raising equity for their biodiesel facilities.

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

Increased Prices and Decreased Production of Feedstock

Our business is sensitive to feedstock prices. The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70-90% of the overall cost of producing biodiesel. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Fluctuation in the price of feedstock may change our return on investment. As a result, if the costs of feedstock increase, our members may receive lower than anticipated returns on their investment.

Because there is little or no correlation between the price of feedstock and the market price of biodiesel, we cannot pass along increased feedstock prices to our customers. As a result, increased feedstock prices may result in decreased revenues. The Biodiesel Magazine reported in July 2007 that stable, affordable diesel fuel prices coupled with high feedstock prices may make it difficult for biodiesel to stay competitive with comparable fuels. The Biodiesel Magazine also reported that a loss of soybean acres to corn needed to supply the ethanol industry further increased the competition for soybean oil. The United States Department of Agriculture (USDA) reported on June 29, 2007 that in 2007-2008 U.S. corn production is estimated to increase 18.3%, and as a result, soybean production is expected to decrease 13.9% to 74.7 million tons. The Biodiesel Magazine reported in July 2007 that margins for soy oil were so small that most hedging efforts were not profitable. In early June, the price of soybean oil for the July contract on the Chicago Board of Trade reached $0.36 a pound, the highest price since 1984. The USDA’s July 13, 2007 Oil Crops Outlook Report forecasted that soybean oil prices would set a new record high, with the projected 2007-2008 price being $0.32 to $0.36 per pound. This increase in projected price is due largely to less acres being planted with soybeans, with acreage currently at a 12 year low. If the availability of soybean oil continues to decrease and the price of soybean oil continues to increase, we may be unable to obtain adequate quantities of feedstock at economical prices, which could have a material adverse effect on our business.

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

Management estimates that all of the raw materials in construction in process may be utilized by one new construction contractor. If, however, they cannot be utilized, and our previous construction contractor can place the materials at another project site, we may receive a refund for these materials. The portion we do not utilize or receive as a refund will be expensed to organizational and start up costs.

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

Value Added Agricultural Processing Technical Assistance Grant

We received a $5,000 Value Added Agricultural Processing Technical Assistance Grant of $5,000 from the Iowa Farm Bureau Federation.

Iowa Department of Economic Development

We received a $100,000 forgivable loan, a $300,000 no interest loan, and enterprise zone benefits from the Iowa Department of Economic Development on September 15, 2005. Pursuant to the agreement, the project must be located in Decator County, Iowa. As we have moved our project outside of Decator County, Iowa, we are no longer eligible for the loans and enterprise zone benefits. We have been informed by IDED that we are required to repay the loans. We must repay IDED the outstanding principal of the loans ($400,000) plus interest at the rate of six percent (6%) per year. Until such time as we repay the loan proceeds, we are not eligible to receive any IDED benefits for our Osceola location.

Iowa Soybean Promotion Board

On July 22, 2005, we were awarded a Soybean Value Added Grant from the Iowa Soybean Promotion Board in the amount of $5,000.

Estimated Uses of Proceeds

The following is our estimate of our costs and expenditures for our biodiesel project. These estimates are based on discussions with Ball and estimates provided by Bratney Companies. Depending on the new technology provided, these estimates may change. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

Use of Proceeds
Construction Costs:
Base Construction Cost	$41,375,000
Pretreatment Process System	$5,100,000
Construction Contingency	$4,625,000
Utility Extensions	$350,000
Administrative Building	$475,000
Construction performance bond	$250,000
Construction Insurance Costs	$150,000
Capitalized Interest	$900,000
Land Cost:	$500,000
Start up Costs:
Financing Costs	$1,515,000
Organization Costs(1)	$1,250,000
Working Capital—Account Receivable	$2,460,000
Working Capital--Inventory	$2,800,000
Working Capital-- Cash	$250,000
TOTAL	$62,000,000

(1) Includes estimated offering expenses of $700,000.

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

Capitalized Interest and Financing Costs. This consists of the interest we anticipate accruing during the development and construction period of our project. For purposes of estimating capitalized interest and financing costs, we have assumed debt financing between $31,000,335 and $43,400,355. We determined this amount of debt financing based upon an assumed equity amount of between $17,600,000 and $31,000,000 and founders and seed capital proceeds of $999,665 and an assumed interest rate of 8.5%. If any of these assumptions change, we would need to revise the level of term debt accordingly. Loan interest during construction will be capitalized and is estimated to be approximately $900,000.  We have estimated our financing costs of approximately $1,515,000.  Any change in our assumptions, including the amount of tax increment financing and/or debt financing we receive, could result in higher than estimated capitalized interest and financing costs.

Organizational Costs. We have budgeted $1,250,000 for developmental, organizational, legal, accounting and other costs associated with our organization and operation as an entity, including, but not limited to, estimated offering expenses of $700,000.

Working Capital. We project approximately $5,510,000 of working capital and inventory for the project. These costs include initial inventories of oil, animal fats and other ingredients, accounts receivable and cash.

Quarterly Financial Results

As of July 31, 2007, we had total assets of $1,256,951 consisting primarily of cash, property and equipment, and deferred offering costs. As of July 31, 2007, we had current liabilities of $1,385,530 consisting primarily of our operating line of credit, current maturing of notes payable and accounts payable. Since our inception through July 31, 2007, we have an accumulated deficit of $1,114,743, primarily due to start-up business costs. Total liabilities and members’ equity as of July 31, 2007, was $1,256,951. Since our inception, we have generated no revenue from operations.

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

Item 3. Controls and Procedures

Our management, including our President (the principal executive officer), William T. Higdon, along with our Treasurer, (the principal financial officer), Alan Elefson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The decreasing availability and increasing price of soybean oil may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues.

On June 13, 2007, the USDA reported that May average price of soybean oil was approximately $0.33 per pound. In the USDA’s July 13, 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007 through 2008 forecast being $0.32 to $0.36 per pound. This increase in the forecasted price is due largely to less acres being planted with soybeans, with acreage currently at a 12 year low. In addition, acres of land being planted with soybeans have recently decreased, as more acres are being planted with corn to supply the ethanol industry. According to the United States Department of Agriculture Economic Research Service, Oil Crops Outlook report on July 13, 2007, the United States had planted 64.1 million acres with soybeans as of June 2007, which was the lowest acreage of soybeans planted in the United States since 1995, and down from the 75.5 million acres planted in 2006. If we cannot obtain adequate supplies of feedstock, then we may be unable to operate our plant. An inability to operate our plant would reduce our revenues from operations.

We are conducting a rescission offer for membership units for which we received subscriptions in our initial public offering. We have not commenced our rescission offer and we may continue to be subject to claims related to the circumstances surrounding the rescission offer.

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

As a result of these changes to our business plan, we filed a Post-Effective Amendment to our Registration Statement to correct the material inconsistencies. In addition, because investors may have the right to require us to return their investments, we intend to make a rescission offer to all persons who subscribed for our units between June 9, 2006 (the effective date of our registration statement) and May 15, 2007. We filed a second Registration Statement with the SEC on June 8, 2007 to register our Rescission Offer. The rescission offer is intended to address federal and state securities laws compliance issues by allowing investors to rescind their subscriptions. Our Post-Effective Amendment and Rescission Offer have not been declared effective by the SEC. We have not made any offers or sales of our units since May 15, 2007 and we will not make any additional offers or sales until the SEC declares our Post-Effective Amendment and Rescission Offer effective.

If all offerees accept our rescission offer, we will be required to make an aggregate payment to the holders of these units of approximately $2,400,000. This exposure is calculated by reference to your down payment of the purchase price of $1,000 per unit in connection with the initial public offering, plus accrued interest at the applicable statutory rate. We will pay accrued interest to each unit holder at the rate of interest prescribed by law in the state of the unit holder’s residence. We will calculate interest from the date of subscription through the date on which the rescission expires. We will fund the rescission offer from the subscription funds currently being held in escrow at Great Western Bank of Omaha, Nebraska, and from our existing cash balances.

It is unclear whether the rescission offer will terminate our liability, if any, under either federal securities laws or other state laws. Accordingly, should the rescission offer be rejected by any or all offerees, we may continue to be contingently liable under the Securities Act of 1933 and applicable state laws for the subscription price of these units up to an aggregate amount of approximately $2,400,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We raised $999,665 from our founding members and seed capital investors in a private placement for the purpose of funding our developmental, organizational and offering expenses. Our seed capital offering closed on August 5, 2005.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-131775). The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-131775) effective on June 9, 2006. We commenced our initial public offering of our units shortly thereafter. We filed a Post-Effective Amendment to our Registration Statement on June 8, 2007 which has not yet been declared effective by the SEC. Currently, certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units. We intend to engage a placement agent in the future to assist us with the offers and sales of our securities.

We registered a total of 30,000 units at $1,000 per unit for an aggregate maximum gross offering price of $30,000,000. We have not closed the offering and are actively seeking sales of our units. As of September 14, 2007, we have received subscriptions for 12,015 units, for an aggregate amount of $12,015,000. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our biodiesel plant is substantially operational. Once we begin substantial operations, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.

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

As of September 14, 2007, we have not received or used any net offering proceeds.

We filed a Registration Statement for a Rescission Offer of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-143586). The Securities and Exchange Commission has not declared our rescission offer effective and we have not commenced our rescission offer. Certain of our officers and directors will be making the rescission offer on a best efforts basis without the assistance of an underwriter. We will not pay these officers or directors any compensation for services related to the offer or sale of the units. We registered a total of 12,015 units at $1,000 per unit for an aggregate maximum gross offering price of $12,015,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
10.26	Line of Credit Agreement between American State Bank-Osceola and Southern Iowa BioEnergy LLC, dated August 16, 2007.

10.27	Change In Terms Agreement between Great Western Bank and Southern Iowa BioEnergy LLC, dated August 27, 2007 (effective August 17, 2007).

10.28	Notice of Default from Iowa Department of Economic Development dated June 18, 2007.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN IOWA BIOENERGY LLC

Date:	September 14, 2007	/s/ William T. Higdon
William T. Higdon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2007	/s/ Alan Elefson
Alan Elefson
Treasurer
(Principal Financial and Accounting Officer)