Form 10KSB
period 2007-10-31
SOUTHERN IOWA BIOENERGY LLC
filed 2008-01-29
CIK 1342630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2007

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from _____________ to ______________

Commission file number 333-131775

SOUTHERN IOWA BIOENERGY LLC
(Name of small business issuer in its charter)

Iowa	20-2226223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 S. Linden Street, Lamoni, Iowa	50140
(Address of principal executive offices)	(Zip Code)

(641) 784-3510
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year.  None

As of January 25, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $1,654,000.

As of January 25, 2008, there were 2,172 membership units outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

AVAILABLE INFORMATION

Our website address is www.sibebiodiesel.com. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), are available, free of charge, on our website under the link "SEC Filings," as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

Southern Iowa BioEnergy LLC is a development-stage Iowa limited liability company. It was formed on January 26, 2005, for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant near Lamoni in southern Iowa. We amended our Articles of Organization by filing our Amended and Restated Articles of Organization with the Iowa Secretary of State of April 15, 2005. Subsequently, we changed the size and location of our proposed biodiesel plant. We now plan to construct a 40 million gallon per year biodiesel plant in Osceola, Iowa. We have not yet engaged in the production of biodiesel and its co-products. We do not expect to generate revenue until plant construction is complete and the plant is operational. We anticipate completion of plant construction by summer 2009.

We have identified a proposed site for the plant located in Osceola, Iowa in Clarke County and have purchased 33 acres of real estate. We purchased 13 acres of land under an installment real estate contract with Jack Cooley, one of our initial directors, for $130,000. In addition, we entered into an installment agreement with Fonda Brodsack to purchase 20 additional acres for our biodiesel facility adjacent to the property purchased from Mr. Cooley. Under the terms of the installment agreement with Ms. Brodsack, we have paid $30,000 for the land and owe the remaining $30,000 by August 20, 2008.

On September 7, 2005, we entered into an agreement with Renewable Energy Group, Inc. ("REG, Inc.") of Ralston, Iowa for design development services under which we paid REG, Inc. $50,000. Subsequently, On October 8, 2006, we entered into a pre-construction services agreement under which we paid REG, Inc. $2,200,000 to complete certain engineering and pre-construction services for our proposed plant in Lamoni, Iowa. In April 2007, we terminated our arrangement with REG, Inc. Upon termination of our agreement with REG, Inc., REG, Inc. refunded approximately $1,657,310 to us. We may receive an additional refund of $368,012 from REG, Inc., if REG, Inc. is able to place previously purchased materials with another project; however we can make no assurances that we will receive that additional refund.

In April 2007, we entered into an interim agreement with Ball Industrial Services, LLC ("Ball") to construct our biodiesel facility. The interim agreement was to be in place until the later of the execution of a definitive agreement between the Company and Ball, or August 1, 2007. On December 7, 2007, we entered into a new interim agreement with Ball to construct our biodiesel plant. The new interim agreement is effective until the later of when we enter into a definitive agreement with Ball for the construction of the biodiesel plant or August 1, 2008. We made a $50,000 down payment to Ball pursuant to the terms of the interim agreement. The interim agreement we have with Ball anticipates that SAFER Energy, LLC (Safer) will be the technology provider for our project and will supply certain machinery and equipment for the project. The interim agreement does not provide for a total cost for Ball to construct our proposed biodiesel plant. The interim agreement provides that the total cost of the project will be determined when we enter into a definitive design-build contract with Ball. We may never enter into a final design-build contract with Ball. Based on preliminary discussions with Safer and Ball, we currently anticipate that we will pay Ball $14,480,000 to construct our biodiesel plant. In addition, we anticipate paying Safer $27,000,000 for the technology for our plant. We anticipate the total cost of the plant, including the technology, to be $41,480,000. However, the actual cost of the plant may increase significantly.

On November 6, 2007, we entered into a non-binding memorandum of understanding with Safer to provide us with certain design, engineering, and construction services for our biodiesel plant. We anticipate paying Safer with a combination of cash and units payable over time as progress is completed on the work by Safer, however, the exact terms of our proposed relationship with Safer have not been established. We entered into a non-binding memorandum of understanding with Safer regarding some of the general terms we anticipate will be embodied in a final agreement with Safer. We anticipate negotiating a definitive agreement with Safer in the next few months. We anticipate paying Safer approximately $27,500,000 for design, engineering and construction services, however, this number may change when we negotiate the definitive agreement with Safer. We anticipate paying a portion of Safer's fee in cash and a portion in our units, however, we do not have any definitive agreement to do so. We have not reached any definitive agreement with Safer to provide the technology for our proposed biodiesel plant and we may never do so.

We plan to finance our project with a combination of equity and debt capital. We raised $999,665 from our founding members and seed capital investors in private placements for the purpose of funding our developmental, organizational and offering expenses. We filed a registration statement on form SB-2 with the SEC which became effective on June 9, 2006, and shortly thereafter began offering units to the public. Between June 9, 2006 and May 15, 2007, we received subscriptions from investors for 12,015 membership units in connection with our initial public offering. We received deposits of 10% of the unit prices from these investors and deposited this in our escrow account. We subsequently made several changes to our business plan, including a change in the location of our biodiesel facility, a change in the contractor that will construct our biodiesel facility, a change in our technology provider, changes to feedstock-procurement and product-marketing contracts, and a decrease in the amount of equity that we intend to raise in our registered offering, and the length of time our offering would be conducted.

As a result of these changes to our business plan, we filed a rescission offer to the investors who purchased our units prior to May 15, 2007 with the SEC. The rescission offer is intended to address federal and state securities laws compliance issues by allowing investors to rescind their subscriptions. The rescission offer is not yet effective. If all of the investors who purchase our units prior to May 15, 2007 accept our rescission offer, we will be required to make an aggregate payment to the holders of these units of approximately $2,240,000, plus statutory interest. We will fund the rescission offer from the subscription funds currently being held in escrow at Great Western Bank of Omaha, Nebraska, and from our existing cash balances and credit facilities, including anticipated deposit repayments from REG. However, we may need to seek additional financing to pay for the rescission should we not have sufficient cash from these sources to pay for the rescission offer.

We have also filed a post-effective amendment to our registration statement detailing the changes to our project. We intend to continue to raise equity through our registered offering in order to raise the necessary capital to fund our project. However, we will not be able to proceed with our registered offering until we address certain comments we received from the SEC regarding our registered offering and the SEC makes our registration effective. In that event, we anticipate raising between $20,000,000 and $25,500,000 in equity to fund our proposed biodiesel plant. In addition to the equity we need to construct our proposed plant, we are seeking to obtain between $25,850,335 and $31,350,335 in debt financing. The amount of debt financing we require will depend on the amount of equity and grants we secure for our project. We have no contracts or commitments with any bank, lender or financial institution for this debt financing. We may not be able to obtain the necessary debt financing, other financing or grants sufficient to capitalize the project. Depending on the number of units we sell in our registered offering and the number of investors who rescind their investment in us, we may also seek third party credit providers to provide subordinated debt for the construction and initial operating expenses of the project.

Consulting Agreement with Third Inning Solutions, Inc.

On February 28, 2007, we entered into a consulting agreement with Third Inning Solutions, Inc. ("Third Inning"). Third Inning is to serve as an independent consultant during the term of the agreement and is to devote commercially reasonable efforts to provide project coordination, consulting and advisory services in connection with the development, financing, start-up and construction of our biodiesel plant.

Under the terms of the agreement, we are to pay Third Inning as follows: (i) $50,000 paid upon execution of the agreement; (ii) $325,000, payable at the time, and only if, we execute senior loan financing documents enabling the groundbreaking for our project; and (iii) $300,000, payable at the time, and only if, construction of our project is substantially complete within the meaning of the construction agreement relating to the project. To date, we have paid Third Inning the initial $50,000 when we executed the consulting agreement. We also are to reimburse Third Inning for reasonable, ordinary and necessary expenses incurred by Third Inning in performance of its duties under the agreement.

Third Inning's duties include, but are not limited to, the following:

•	analyze equity and debt goals and assist with debt and equity financing structure;

•	serve as project coordinator to secure build commitments;

•	assist with review and analysis of all written debt financing proposals;

•	assist with oversight and monitoring of construction team;

•	assist in negotiating contracts with product service providers; including, but not limited to, procurement agents, risk managers and marketing companies, etc.; and

•	assist in marketing efforts.

There is no assurance that Third Inning will be able to successfully assist us in developing the project or securing adequate financing.

We are still in the development phase, and until our proposed biodiesel plant is operational, we will generate no revenue. We have incurred accumulated losses and we anticipate that accumulated losses will continue to increase until the biodiesel plant is operational.

On October 17, 2007, we entered into an agreement with Commercial Property Lenders, Inc. ("CPL") to assist us with obtaining debt financing. Pursuant to the agreement, CPL will use its best efforts to secure a permanent loan commitment to finance the project. In exchange for CPL's services, we agreed to pay CPL a fee equal to 2.0% of the loan amount, payable at the time of loan closing. Graceland University paid CPL a deposit of $30,000. Once we break escrow we anticipate paying CPL $30,000 and CPL will in turn refund Graceland University's $30,000 deposit. The $30,000 is refundable within thirty days of termination of the agreement, provided that SIBE cannot obtain debt financing upon terms acceptable to SIBE. In the event SIBE defaults upon the agreement, CPL is entitled to retain the $30,000 as liquidated damages.

Business of Issuer

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

Several factors may positively affect biodiesel demand. The EPA Ultra Low Sulfur Diesel Mandate, enacted in 2006, seeks to reduce sulfur emissions through regulations that take effect over the next several years. One issue with low-sulfur and ultra-low-sulfur diesel is it does not have the same lubricating properties as regular diesel fuel, referred to as lubricity. By contrast, biodiesel exhibits very high lubricating properties. Because low-sulfur diesel and ultra-low-sulfur diesel have decreased lubricity, biodiesel may be an attractive alternative to satisfying the requirements of the mandate. However, EPA regulations are subject to change. If the mandate were to be cancelled or suspended, or if waiver of the mandate requirements were allowed, future biodiesel demand associated with the mandate may be less than expected.

In August 2005, the Energy Policy Act of 2005 was signed into law. The law contained the Renewable Fuels Standard (RFS), which mandated that 7.5 billion gallons of renewable fuels, including biodiesel, be used annually by 2012. The RFS may result in an increased demand for biodiesel. However, in the past, production of renewable fuels have exceeded the RFS, thereby dampening its effect on renewable fuels demand. Increased demand for renewable fuels, included biodiesel, may have positive effects on the market price of biodiesel. The Energy Independence and Security Act of 2007 was passed in December of 2007 which increased the RFS requirement substantially. This increase in the RFS raised the 2008 mandatory renewable fuels use to 9 billion gallons. However, this 9 billion gallon requirement can be met by several different forms of biofuels, including ethanol. The increase in the RFS includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. These revisions to the RFS requirement may positively impact demand for biodiesel and may also increase the selling price of biodiesel. However, any increase in biodiesel demand as a result of the RFS may be more than offset by increases in renewable fuels supply, including biodiesel supply. These supply increases may more than offset any price and demand increases as a result of the expanded RFS requirement.

While we have not yet constructed our biodiesel plant, and are not currently producing biodiesel, the demand for biodiesel affects our ability to raise the capital we require to build our proposed biodiesel plant. Increases in the future demand for biodiesel may positively impact our ability to raise equity from investors and secure debt financing from lenders for our project.

Principal Products and Markets

The principal products that we anticipate producing at our plant are biodiesel and crude glycerin. We expect the biodiesel plant we anticipate constructing to annually process approximately 307 million pounds of vegetable oils and/or animal fats and grease to produce approximately 40 million gallons of fuel-grade biodiesel and 4 million gallons of glycerin per year.

Primary Product- Biodiesel

Biodiesel is a clean-burning alternative fuel produced from domestic, renewable resources primarily used in compression ignition (diesel) engines. Biodiesel can also be used as home heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat, and methanol. The methanol can be used again in the process. Biodiesel can then be used in neat (pure) form, or blended with petroleum diesel.

Biodiesel that is in neat (pure) form is typically designated in the marketplace as B100. The 100 indicates that the fuel is 100% biodiesel. Biodiesel is frequently blended with petroleum based diesel. When biodiesel is blended, it is typically identified in the marketplace according to the percentage of biodiesel in the blend. For instance, B20 indicates that 20% of the fuel is biodiesel and 80% is petroleum-based diesel.

Biodiesel's physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, biodiesel, in its pure form or blended with petroleum diesel, may be used in most standard diesel engines without making any engine modifications. Biodiesel demonstrates greater lubricating properties, referred to as lubricity, than petroleum-based diesel. This could lead to less engine wear in the long-run as biodiesel creates less friction in engine components than petroleum-based diesel. Biodiesel also demonstrates greater solvent properties. With higher percentage blends of biodiesel, this could lead to break downs in certain rubber engine components such as seals. The solvent properties of biodiesel also can cause accumulated deposits from petroleum-based diesel in fuel systems to break down. This could lead to clogged fuel filters in the short-term. These problems are less prevalent in blends that utilize lower concentrations of biodiesel compared to petroleum-based diesel.

Co-Product: Glycerin and its Market

Glycerin is the primary co-product of biodiesel production. Glycerin is produced at a rate of approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that make it suitable for use in a wide variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin has many applications, including as an ingredient or processing aid in cosmetics, toiletries, personal care, drugs, and food products. The glycerin we anticipate producing, however, will not be able to be used in pharmaceutical products without further processing, and we do not anticipate having the capability to refine our glycerin into pharmaceutical quality. In addition, new uses for glycerin are frequently being discovered and developed.

We anticipate that the Safer technology will allow us to burn some or all of the glycerin we anticipate producing in our boilers as fuel to operate our plant. In times when glycerin prices are low, this strategy may be cost effective and may allow us to operate the proposed plant more profitably.

Biodiesel Markets

Biodiesel is primarily used as fuel for compression ignition (diesel) engines. Biodiesel can also be used as home heating oil. It is produced using renewable resources including plant oils and animal fats. It provides environmental advantages over petroleum-based diesel fuel such as reduced vehicle emissions. Our ability to market the biodiesel we anticipate producing is heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel, in addition to the availability of economic incentives to produce biodiesel. The biodiesel industry is faced with the challenge of becoming an acknowledged alternative to pure petroleum diesel. To this end, biodiesel must be marketed as a product with superior qualities to petroleum-based diesel and at a comparable price to that of petroleum-based diesel. Part of the biodiesel industry's ability to competitively price its product with that of petroleum-based diesel is due to the availability of economic incentives for biodiesel. Federally, there is an excise tax credit, which is a tax incentive that provides for a credit of one penny per percent of biodiesel in a fuel blend made from agricultural products like vegetable oils. We expect that this tax incentive may make biodiesel more competitive in the market and assist our biodiesel marketer in marketing the biodiesel we expect to produce. In addition, several states provide additional incentives to expand the use of biodiesel. Two states that have these incentives are Iowa and Illinois. Iowa provides for a three cents tax credit for retailers per gallon of blended biodiesel that is 2% biodiesel or higher, if they sell more than 50% biodiesel blends. Illinois waives the sales tax on the full purchase price for diesel blends of 11% or greater. Because we propose to locate our biodiesel plant in Iowa, these incentives may be particularly beneficial to our biodiesel marketer in its effort to market the biodiesel we anticipate producing. The federal or state tax incentives are not, however, guaranteed to continue and the loss of such incentives could hinder our biodiesel marketer's ability to market the biodiesel we anticipate producing.

Biodiesel is frequently used as fuel in transport trucks, ships, trains, in farming activities and in many government vehicles. According to the United States Department of Energy, the United States consumes approximately 60 billion gallons of diesel fuel annually; however, in 2006, biodiesel accounted for only approximately 250 million gallons of this market. The National Biodiesel Board estimates that in 2007, 350 million gallons of biodiesel was produced. Government legislation that seeks to encourage use of renewable fuels could lead to an expansion of the market for biodiesel in the future. Further market increases might occur as a result of growing environmental concerns by American consumers as well as an increased awareness of energy security and the United States' ability to supply its own fuel needs.

Wholesale Market/ Biodiesel Marketers

We anticipate that the biodiesel we produce will be sold exclusively on the wholesale market, directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase B100 and B99.9 biodiesel, and mix it with petroleum-based diesel. The fuel blenders actually deliver the final product to retailers.

There are only a few wholesale biodiesel marketers in the United States. Three examples are World Energy in Chelsea, Massachusetts, Eco-Energy in Franklin, Tennessee, and REG in Ralston, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee.

On June 6, 2007, we entered into a biodiesel marketing agreement with Eco-Energy Biodiesel, LLC ("Eco-Energy") in which Eco-Energy will market our biodiesel. We expect Eco-Energy to purchase and market all of the biodiesel we produce at our plant. In addition, Eco-Energy will provide us with analysis of biodiesel supply and demand; market access to distribution channels developed by Eco-Energy; analysis and audit of biodiesel customers, including creditworthiness; marketing specialists and sales representatives to attain and establish sales opportunities and relationships for the facility's products; transportation and logistics for biodiesel shipments; and invoicing and accounts receivable management. We will pay a fee of 1% of the net purchase price per gallon of biodiesel for services of Eco-Energy and materials provided. In addition, we will pay a marketing fee of $0.015 per net gallon of biodiesel, payable monthly on actual gallons shipped.

Eco-Energy does not have any retail distribution equipment and typically only sells to customers who have blending capabilities. Eco-Energy does not sell to individuals. Typically, Eco-Energy sells to distributors and refineries but may also sell to corporate fleets or terminal facilities that do not need as large of quantities of biodiesel, but have their own blending capabilities. These distributors may include transport trucks and jobbers. Eco-Energy has agreed to use its best efforts to market all of the biodiesel we expect to produce, and if they cannot sell all of our biodiesel, we may have to attempt to market it ourselves or find other marketers, which could be costly and ultimately unsuccessful.

We have not engaged a marketer for the glycerin we anticipate producing. We may attempt to market the glycerin that is produced ourselves or we may seek a third party to market the glycerin. However, the Safer technology may allow us to use glycerin that is produced by the biodiesel plant as fuel for our boilers which may be an attractive option at times when glycerin prices are low or when we cannot secure buyers for our glycerin.

Retail

The retail biodiesel market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers, which are individuals that buy product from manufacturers and sell it to retailers, who supply farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly in order for our company to effectively market the biodiesel we expect to produce to retail users. With increased governmental support of renewable fuels and greater consumer awareness of renewable fuels, the availability of biodiesel may increase in the future.

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

Distribution of Principal Products

We entered into a biodiesel marketing agreement with Eco-Energy to market all of the biodiesel we anticipate producing at our proposed biodiesel plant. We expect Eco-Energy to purchase and market all of the biodiesel we produce at our plant. Our products can be delivered by truck or rail. Our proposed site in Osceola has railroad access. We anticipate establishing rail service directly to the proposed biodiesel plant so that we are able to ship biodiesel to our customers by rail. We anticipate rail service to be provided by the Burlington Northern Santa Fe Railroad ("BNSF"). We have not engaged a marketer for the glycerin we anticipate producing but we anticipate that we will be able to distribute our glycerin by rail and truck depending on the markets we serve.

Sources and Availability of Raw Materials

Feedstock Supply

The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased costs of feedstock greatly impacts the biodiesel industry. Soybean oil is the most abundant feedstock available in the United States, however, demand is increasing rapidly with the expansion of the biodiesel industry and as a result, soybean oil prices are increasing. The twenty-year average price for soybean oil is approximately 21 cents per pound. The USDA's Economic Research Service reported on January 14, 2008 that the forecasted average soybean oil price for 2007/2008 would be 45.5 to 49.5 cents per pound. The average price in October 2007 for soybean oil was 38.1 cents per pound, the highest since May 1984. Early November prices were averaging 42 cents per pound, the highest price since summer of 1974, according to the USDA. If these current soybean oil prices persist or continue to rise, it will negatively affect our ability to operate our proposed biodiesel plant profitably. In addition, we may be unable to secure equity and debt financing for our project and we may be unable to complete our project. Even if we are successful in securing the necessary equity financing, we may be unable to then obtain the debt financing we need. If this occurs, you may lose your investment in us.

We anticipate that our plant will be able to use corn oil as a feedstock to produce biodiesel. We anticipate this flexibility to use corn oil may be beneficial at times when the price of soybean oil increases. We have approached several ethanol production facilities with respect to entering into corn oil supply agreements. While we have received a positive response from several ethanol suppliers, we have not entered into any definitive agreements with any corn oil suppliers. We anticipate that we will continue to pursue the possibility of utilizing corn oil as a feedstock for our biodiesel plant and will continue to try to secure corn oil suppliers. However, we may be unsuccessful in securing a supply of the corn oil we anticipate using to produce biodiesel.

Pretreatment Costs

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

For soybean oil, the pretreatment process results in refined, bleached, and deodorized (RBD) oil. The price differential between RBD oil and crude soybean oil is ordinarily $.05 per pound. This adds another $0.375 per gallon to the costs discussed above. We anticipate our processing plant will have pretreatment capabilities allowing us to purchase and process crude vegetable oil and many types of fat or grease.

Feedstock Procurement.

It takes about 7.3 pounds of soybean oil to produce one gallon of biodiesel. Depending upon market conditions, we anticipate that our biodiesel plant will process approximately 307 million pounds (42.5 million gallons) of vegetable oils and/or animal fats per year as the feedstock for its production process.  We have engaged FCStone, Inc. to procure feedstock for our biodiesel plant pursuant to a risk management and feedstock agency agreement. The agreement requires FCStone to provide the following services: (i) analysis and audit of feedstock suppliers; (ii) purchase feedstock meeting specifications and in adequate quantities to fill the production schedule of our facility; (iii) negotiate for discounts with feedstock suppliers; and (iv) provide transportation, logistics, and scheduling of feedstock deliveries. Beginning on the plant’s operational date, the Company will pay an annual fee of $450,000, which totals $.015 per gallon of the anticipated annual plant capacity of 30 million gallons of finished product per year, payable in monthly installments of $37,500 due on the first day of each month. The agreement was later amended to increase the capacity in gallons to 40 million gallons of finished product per year to agree to the Company’s construction plan. The fee will be adjusted once per year based on the actual gallons of finished product output within the year. This agreement will automatically extend for an unlimited number of successive one year terms on each anniversary date of the agreement unless either party gives written notice not less than 90 days prior to the anniversary date.

There are 14 soybean processing plants located in Iowa that could potentially supply soybean oil to us. There is an Ag Processing, Inc. facility with an estimated capacity of 55,000 bushels a day. In addition, Cargill, located in Sioux City, West Central located in Ralston, Bunge located in Council Bluffs and an Ag Processing, Inc. facility located in Sergeant Bluff, Iowa have an estimated crushing capacity of 480,000 bushels per day. Currently, soybean crush capacity is concentrated primarily among four companies, Cargill, Inc., Bunge, Archer Daniels Midland and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. Of these companies, both Cargill and Archer Daniels Midland have constructed or are constructing biodiesel plants, and we expect to compete with them and other plants for feedstock origination. In addition, oils and fats can be shipped in from many other locations in the United States.

We have not entered into a definitive agreement for feedstock supply with any potential providers of soybean oil, animal fats or other feedstocks which may lead to our inability to secure the feedstocks we require should we complete construction of the biodiesel plant and commence production of biodiesel. Alternatively, we may not be able to secure the feedstock we require at prices that would allow us to operate our proposed biodiesel plant profitably. If we are unable to secure the feedstock necessary to operate the plant, or we cannot secure the feedstock at prices that allow us to operate profitably, our business may fail and you could lose the value of your investment.

Due to fluctuations in the price and supply of feedstock, we intend to utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing and supply.  We have engaged FCStone to assist us with our forward contracting. We intend to do this to help guard against price and supply movements that often occur in the soybean oil markets.  Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future.  It is a way to attempt to reduce the risk caused by price fluctuations.  The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel and glycerin.  Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control.  We may incur such costs and they may be significant.  The market for soybean oil trades 18 months into the future. The animal grease market has no futures trade. However, there is a quoting system through the USDA that provides for limited price discovery for animal grease. There is not enough volume of biodiesel produced to currently justify a futures market. As such, there is no posted spot biodiesel price, making current biodiesel price discovery limited.

Utilities

The biodiesel plant will require a significant and uninterrupted supply of electricity, natural gas and water to operate.  We plan to enter into agreements with local electric and water utilities to provide our needed electricity and water.  We may not be able to secure a reliable and adequate supply of electricity, natural gas and water. An interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems, may require us to halt production.  If production is halted for an extended period of time, it may shut down our operations which may affect our ability to generate revenue.

Electricity

We will require a significant supply of electricity. Clarke County Electric has orally agreed to supply us the electricity required at our plant; however, we have not executed a definitive agreement.

Water

We will require a significant supply of water. We have negotiated, but not executed any agreement with a company to provide water to our site. We currently have an oral agreement with the City of Osceola for water services, but it has not been reduced to writing. The inability to obtain a reliable supply of the necessary water may negatively effect our operations, cash flows and financial performance.

Natural Gas/Alternative Energy Sources

We will require a significant supply of natural gas or other energy sources. We anticipate that Alliant Energy will supply the natural gas to our plant. We have not yet negotiated, reviewed or executed any agreement with a power company to provide natural gas or other energy sources to our site. The inability to obtain a reliable supply of the necessary natural gas or other energy sources may negatively effect our operations, cash flows and financial performance.

New Products and Services

We did not introduce any new products or services during the fiscal year ended October 31, 2007.

Government Regulation and Federal Biodiesel Supports

Federal Biodiesel Supports

The biodiesel industry is dependent on economic incentives to produce biodiesel, including federal biodiesel supports. These supports may be eliminated in the future which may have an adverse impact on our financial condition or affect our ability to raise debt and equity capital for our project.

Renewable Fuels Standard

The Energy Policy Act of 2005 created several incentive for the use and production of renewable fuels. Most notably, the Act created a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS required refiners to use 4.7 billion gallons of renewable fuels in 2007, 5.4 billion in 2008, and increasing to 7.5 billion gallons by 2012. Renewable fuels includes many different types of fuels, including ethanol and biodiesel. Any of the qualifying renewable fuels can be used to meet this requirement. This means that biodiesel will not be the only renewable fuel that is used to meet the RFS mandate.

In December 2007, Congress passed the Energy Independence and Security Act of 2007 that increased the RFS. Currently, the RFS requires the use of 9 billion gallons of renewable fuels in 2008, increasing to 36 billion gallons in 2022. However, biodiesel use will likely only account for a small part of the expanded RFS. The expanded RFS requires that commencing in 2015, a portion of the RFS be met by certain advanced biofuels, including cellulosic ethanol. The fact that the RFS can be satisfied by several different types of renewable fuels means that it will not have as significant of an effect on the demand for biodiesel as it may appear.

The increase in the RFS also includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.

On April 10, 2007, the EPA published final rules implementing the RFS program. The RFS program final rules were effective as of September 1, 2007. Pursuant to the final rules, the EPA will calculate and publish the annual RFS in the Federal Register by November 30th for the following year. The RFS must be attained by refiners, blenders, and importers (collectively the "obligated parties"). Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each obligated party is required to meet their own Renewable Volume Obligation. Obligated parties must produce or acquire sufficient RINs to demonstrate achievement of their Renewable Volume Obligation.

Each RIN may only be counted once toward an obligated party's Renewable Volume Obligation and must be used either in the calendar year in which the RINs were generated, or in the following calendar year. At least 80% of the Renewable Volume Obligation for a given calendar year must come from RINs generated that year. An obligated party may purchase RINs from third parties if it fails to produce the adequate RINs in the calendar year to meet its Renewable Volume Obligation. If the obligated party fails to satisfy is Renewable Volume Obligation in a calendar year, the obligated party may carry the deficit forward for one year. Such deficit will be added to the party's obligation for the subsequent year.

The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the final rule, a failure to acquire sufficient RINs to meet a party's renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs.

The EPA has assigned "equivalence values" to each type of renewable energy fuel in order to determine compliance with the RFS. The equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS compliance) and assigned biodiesel an equivalence value of 1.5 (so that for each gallon of biodiesel used, the obligated party will receive one and one-half gallons credit towards its RFS compliance).

With the increase to the RFS, 9 billion gallons of renewable fuels must be used in 2008. Current ethanol and biodiesel production capacity combined is approximately 8.85 billion, according to the Renewable Fuels Association and National Biodiesel Board. However, both the biodiesel and ethanol industries are expanding production and the increase in the RFS will likely encourage further expansion of the renewable fuels industry. Any increase in demand for renewable fuels as a result of the increased RFS may be more than offset by corresponding increases in supply from current renewable fuels companies expanding production, and from new companies building biodiesel and ethanol plants. If the RFS does not significantly increase demand compared to increases in supply, the RFS will not likely lead to an increase in the selling price of biodiesel. This may affect our ability to raise the equity and debt capital we need to construct our proposed biodiesel plant. These unfavorable market conditions may affect our ability to operate profitably should we construct our proposed biodiesel plant.

Biodiesel Blender Tax Credit

The American Jobs Creation Act of 2004 originally created the biodiesel blenders' excise tax credit known as the Volumetric Ethanol Excise Tax Credit (VEETC). VEETC provides a tax credit of $1.00 per gallon for agri-biodiesel, which is biodiesel derived solely from virgin vegetable oil and animal fats that are blended with petroleum biodiesel. This includes esters derived from crude vegetable oils from corn, soybeans, sunflower seeds, cottonseeds, canola, crambo, rapeseeds, safflowers, flaxseeds, rice bran, and mustard seeds. VEETC also provides a tax credit of $0.50 per gallon for non agri-biodiesel blended with petroleum diesel, which is biodiesel made from non-virgin vegetable oil and animal fats. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system.

In addition to VEETC, the American Jobs Creation Act creates incentives for alternative fuel refueling stations. The energy bill conference agreement establishes a credit for installing alternative fuel refueling property. The provision permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling property to be used in a trade or business of the taxpayer, or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel that is at least 85% ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen, and any mixture of diesel fuel containing at least 20% biodiesel. The provision is effective for property placed in service after December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for biodiesel in the short-term, it may help raise consumer awareness of alternative sources of fuel and could positively impact future demand for biodiesel.

VEETC was originally set to expire in 2006, but was extended through December 31, 2008 by the Energy Policy Act of 2005. If VEETC expires in 2008, we will not be able to benefit from this tax credit as we do not anticipate our plant will be in operation until the middle of 2009.

The Clean Air Act Amendment

Environmental laws such as the Clean Air Act Amendments that are aimed at lowering fuel emissions may also promote biodiesel consumption. The Clean Air Act Amendments of 1990 required the EPA to regulate air emissions from a variety of sources. In a 2001 rule, the EPA provided for the decrease of emissions from vehicles using on-road diesel by requiring the reduction in the sulfur content of diesel fuel from 500 parts per million (ppm) to a significantly lower 15 ppm commencing in June 2006, and 10 ppm by 2011.

Reducing the sulfur content of petroleum-based diesel leads to a decrease in lubricity of the fuel, which may adversely impact engines. On the other hand, even though biodiesel contains virtually no sulfur (and therefore does not emit sulfur dioxide), biodiesel is able to supply lubricity, which makes biodiesel an attractive blending stock to mix with diesel fuel in order to meet this reduced sulfur requirement, while at the same time increasing the fuel's lubricity.

Small Agri-Biodiesel Producer Tax Credit

The Energy Policy Act of 2005 also provides for a tax subsidy for small agri-biodiesel producers with total annual production capacities of 60 million gallons or less. The subsidy is applicable to the first 15 million gallons of biodiesel produced annually and is available through December 31, 2010. The subsidy is equivalent to a 10 cent credit per gallon of biodiesel produced annually and the maximum annual subsidy per biodiesel producer is $1.5 million. This tax credit may foster additional growth and increase competition among biodiesel producers whose plant capacity does not exceed 60 million gallons per year. Because we are organized as a limited liability company, this credit would be passed through to our members and used as a credit against their federal income tax liability, subject to various limitations. We anticipate that our proposed plant would be eligible for this tax credit, however, the tax credit may be eliminated by the time production is complete on our proposed biodiesel plant and we commence producing biodiesel.

State Legislation

Several states are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. However, Minnesota is the first and only state to mandate biodiesel use. The legislation, which became effective in September 2005, requires that all diesel fuel sold in the state contain a minimum of 2% biodiesel. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota's colder climate during the winter months, much the same as petroleum diesel.

Other states, including Iowa, have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.

On May 30, 2006, the Governor of Iowa signed HF 2754 and HF 2759, two renewable fuels bills passed by the Iowa House and Senate during the 2006 legislative session. The purpose of the bills is to expand and fund consumer access to biodiesel and ethanol blended fuels through a RFS and a series of retail tax credits. HF 2759 provides retailers with an opportunity for cost sharing grants and provides funding for some of the programs contained in HF 2754. The incentives contained in HF 2754 include the following:

•	An Iowa RFS starting at 10% in 2009 and increasing to 25% by 2019;

•	A retail tax credit of $0.03 per gallon for biodiesel blends for retailers who sell more than 50% biodiesel blends; and

•	An expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E85 and biodiesel blends to customers.

While this legislation does not specifically require increased use of biodiesel, we anticipate that it will encourage renewable fuels usage in Iowa, which may include increased biodiesel consumption in Iowa.

Effect of Government Regulation

The biodiesel industry and our business depend upon continuation of the federal biodiesel supports discussed above. These incentives have supported a market for biodiesel that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal biodiesel supports would make it more costly for us to sell the biodiesel we expect to produce and could negatively impact our future financial performance.

Furthermore, environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase the cost of operating a biodiesel production facility such as the one we propose to construct. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, we anticipate that the Occupational Safety and Health Administration (OSHA) will govern our proposed plant operations. OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting the financial performance of our proposed biodiesel production facility.

Competition

We anticipate operating in a very competitive environment. Biodiesel is a relatively uniform commodity where competition in the marketplace is predominantly based on price, consistent fuel quality, and to a lesser extent delivery service. Should we complete construction of our proposed biodiesel plant and commence production of biodiesel, we anticipate competing with large, multi-product companies and other biodiesel plants with varying capacities. Some of these companies can produce biodiesel in a more efficient manner than we anticipate we will be able to do so. We anticipate facing competition for capital, labor, management, feedstock and other resources. We anticipate some of our competitors will have greater resources than we currently have or will have in the future. Some of our competitors have soy-crushing facilities and are therefore not reliant upon third parties for their feedstock supply. According to the United States Department of Agriculture, the 2007 soybean crop was approximately 2.6 billion bushels of soybeans. Since soybeans are an agricultural product, seasonal changes can affect the soybean crop. If fewer soybeans were produced in any given year, we could face significant competition from other biodiesel producers for soybean oil. The USDA reported on December 12, 2007 in its Oilseed Crop Outlook report that prices for soybean oil may continue to rise because farmers may plant too little soybean acreage in 2008 to remedy the narrowing gap with consumption.

We expect additional biodiesel producers to enter the market if the demand for biodiesel increases. When new producers enter the market, they will increase the supply of biodiesel in the market. If demand does not keep pace with additional supply, the selling price of biodiesel will likely decrease. This may affect our ability to raise the capital we require to construct our biodiesel plant or could affect our financial condition once we commence operations.

In 2005, approximately 75 million gallons of biodiesel were purchased in the United States. The National Biodiesel Board reports that in 2006 approximately 250 million gallons of biodiesel were purchased in the United States. The National Biodiesel Board estimates that in 2007, 350 million gallons of biodiesel was produced. We believe biodiesel production will continue to increase. We anticipate that biodiesel demand will have to increase significantly in order to offset anticipated increases in biodiesel supply. Biodiesel supply may expand more quickly than biodiesel demand, which would put significant downward pressure on biodiesel prices which may affect our ability to capitalize our project. Should this disconnect between biodiesel demand and supply occur after we commence constructing the biodiesel plant or after it is operational, it may decrease or eliminate the value of our units.

Biodiesel plants are operating or have been proposed in a total of at least 46 states. The National Biodiesel Board estimates that as of January 18, 2008 there were 172 biodiesel companies actively producing biodiesel in the United States, 3 of which are planning to expand their operations to increase their annual production capacity. Additionally, 55 companies are constructing biodiesel plants that are anticipated to be complete within 18 months in the United States, including a proposed 120 million gallon per year plant in Dade City, Florida. With a projected annual production capacity of 120 million gallons, the Dade City, Florida plant will be significantly larger than any plant currently operating in the United States. Other large plants include the 100 million gallon per year Imperium Grays Harbor plant that recently became operational, the 85 million gallon per year Archer Daniels Midland Co. (ADM) plant in Velva, North Dakota, the 86 million gallon per year Green Earth Fuels of Houston plant in Houston, Texas. Additionally, there is an 80 million gallon per year plant owned by Louis Dreyfus Agricultural Industries, LLC under construction in Claypool, Indiana and an 80 million gallon per year plant owned by Delta Biofuels, Inc. currently operating in Natchez, Mississippi.

Currently, according to the Iowa Renewable Fuels Association, there are fourteen active biodiesel plants in Iowa. We anticipate that we will compete directly with the other Iowa biodiesel producers both in the sale of biodiesel and in secure the necessary raw materials to operate our proposed biodiesel plant. Several biodiesel producers in Iowa are producing biodiesel at less than full capacity due to current high soybean prices and relatively lower biodiesel prices. Further, some biodiesel producers have ceased operating altogether. Should we complete the capitalization of our project and commence producing biodiesel, we may have to cease operating the biodiesel plant at some point in the future if these unfavorable market conditions continue.

According to the Iowa Renewable Fuels Association, there are at least 2 companies in Iowa that have biodiesel plants under construction. Maple River Energy, LLC has a 5 million gallon per year facility under construction near Galva, Iowa and Soy Energy, LLC started construction on a 30 million gallon per year biodiesel plant in Marcus, Iowa but has discontinued construction.

If these new plants are completed, they will push Iowa biodiesel production capacity to more than 350 million gallons per year. In addition to the existing plants and those currently under construction, multiple other companies have previously announced plans to construct biodiesel facilities in Iowa. It should be noted that recent efforts to raise equity for some biodiesel facilities have been unsuccessful. This may be a factor of the current market conditions in the biodiesel industry. This may impact our ability to secure the debt and equity capital we need to complete our project and may lead to our failure.

We anticipate that biodiesel plants in Iowa will be direct competitors with us for local end users and resources other than customers. We anticipate competing with the plants in Iowa for capital, labor and management. These resources tend to be utilized from a local market, and additional strains placed on these resources by increased competition in Iowa could result in difficulty securing these resources for our project. In addition, while we may receive feedstock from areas beyond the state of Iowa, the most cost-efficient feedstock will likely come from local suppliers, as this will reduce transportation costs. We anticipate competing directly with Iowa biodiesel plants for business from a limited number of local feedstock suppliers. Local end users will also be the most cost-efficient customers for our biodiesel, due to reduced transportation expenses associated with serving markets close to our proposed plant site. Therefore, we anticipate competing directly with Iowa biodiesel producers for these local customers.

The following map produced by the National Biodiesel Board indicates the locations of current active plants in the U.S as of January 18, 2008. Active plants are those companies that are actively producing biodiesel.

Commercial Biodiesel Production Plants (January 18, 2008)

Source: National Biodiesel Board, http://www.biodiesel.org/buyingbiodiesel/producers_marketers/ProducersMap-Existing.pdf

The following table provides a list of the active biodiesel plants in the United States as of January 18, 2008, as reported by the National Biodiesel Board. Some newly constructed plants, are not listed.

State	Company	City	Annual Production Capacity	Primary Feedstock
AL
	Alabama Biodiesel Corporation	Moundville		Soy
	Allied Renewable Energy, LLC	Birmingham	15,000,000	Soy
	Eagle Biodiesel, Inc.	Bridgeport	30,000,000
	Independence Renewable Energy Corp	Perdue Hill	40,000,000	Multi Feedstock
AR
*	FutureFuel Chemical Company	Batesville	24,000,000	Multi Feedstock
	Patriot Biofuels	Stuttgart	3,000,000	Multi Feedstock
AZ
	Amereco Arizona, LLC	Arlington	15,000,000	Multi Feedstock
	Performance Biofuels, LLC	Chandler
CA
	Bay Biodiesel, LLC	San Jose	3,000,000	Multi Feedstock
	Blue Sky Bio-Fuels, Inc.	Oakland		Multi Feedstock
	Central Valley Biofuels, LLC	Orange Cove		Soy, Cottonseed
	Energy Alternative Solutions, Inc.	Gonzales	1,000,000	Multi Feedstock
	East Bay Biofuels	Richmond
	Imperial Valley Biodiesel, LLC	El Centro	3,000,000
*	Imperial Western Products	Coachella	8,000,000	Multi Feedstock
	Wright Biofuels, Inc.	San Jacinto	5,500,000	Multi Feedstock
	Yokayo Biofuels, Inc.	Ukiah	300,000	Recycled Cooking Oil
CT
	Bio-Pur Inc.	Bethlehem	1,000,000	Multi Feedstock
	CT Biodiesel, LLC	Cheshire	4,000,000	Soy, Poultry Fat
FL
	Agri-Source Fuels, Inc.	Dade City	30,000,000	Multi Feedstock, Soy, Animal Fats
*	World Energy Alternatives, LLC	Lakeland	18,000,000	Yellow Grease
GA
	Alterra Bioenergy of Middle Georgia, LLC	Gordon	15,000,000	Soy
	BullDog BioDiesel	Ellenwood	15,000,000	Multi Feedstock
	ECO Solutions, LLC	Chatsworth	25,000,000	Multi Feedstock
	Georgia Biofuels Corp.	Loganville	1,000,000	Plaint Oils, Animal Fats
	Middle Georgia Biofuels	East Dublin	1,500,000	Poultry Fat
*	Peach State Labs	Rome		Soy
	Sunshine BioFuels, LLC	Camilla	6,000,000	Soy
	US Biofuels Inc.	Rome	10,000,000	Multi Feedstock
HI
	Pacific Biodiesel	Kahului	500,000	Multi Feedstock
	Pacific Biodiesel	Honolulu	1,000,000	Multi Feedstock
IA
*	AGP	Sergeant Bluff	30,000,000	Soy
*	Cargill	Iowa Falls	37,500,000	Soy
*	Central Iowa Energy, LLC	Newton	30,000,000	Multi Feedstock
	East Fork Biodiesel, LLC	Algona	60,000,000	Soy
	Freedom Fuels, LLC	Mason City	30,000,000	Soy
	Iowa Renewable Energy, LLC	Washington	30,000,000	Multi Feedstock
*	Renewable Energy Group, Inc.	Ralston	12,000,000	Soy
	Riksch BioFuels, LLC	Crawfordsville	10,000,000	Multi Feedstock
	Sioux Biochemical, Inc.	Sioux Center	2,000,000	Corn

	Soy Solutions	Milford	2,000,000	Soy
	Tri-City Energy	Keokuk	5,000,000	Soy
	Western Dubuque Biodiesel	Farley	30,000,000	Soy
*	Western Iowa Energy	Wall Lake	30,000,000	Multi Feedstock
ID
	Blue Sky Biodiesel, LLC	New Plymouth	10,000,000	Soy
IL
	Heartland Biodiesel, Inc.	Marion	3,000,0000	Soy
	Incobrasa Industries, Ltd.	Gilman	31,000,000	Soy
	Midwest Biodiesel Products, Inc.	South Roxanna	30,000,000	Soy
*	Stepan Company	Millsdale	22,000,000	Soy
IN
	e-biofuels, LLC	Middletown	25,000,000	Multi Feedstock
	Evergreen Renewables	Hammond	5,000,000	Soy
	Heartland Biofuel	Flora	450,000	Multi Feedstock
	Integrity Biofuels	Morristown	10,000,000	Soy
	Louis Dreyfus Agricultural Industries, LLC	Claypool	80,000,000	Soy
KS
	Healy Biodiesel, Inc.	Sedgwick	1,000,000	Recycled Cooking Oil
	Krystal Clean Biofuels	Kansas City		Multi Feedstock
	Salemby Resources	Burden		Canola
KY
*	Griffin Industries	Butler	1,750,000	Multi Feedstock
	Owensboro Grain	Owensboro	50,000,000	Soy
	Union County Biodiesel Company, LLC	Stugis	5,000,000	Soy
LA
	Allegro Biodiesel Corporation	Pollock	12,000,000	Soy
MA
	MPB Bioenergy, LLC	West Bridgewater	500,000	Recycled Cooking Oil
MD
	Greenlight Biofuels, LLC	Princess Anne	4,000,000	Multi Feedstock
	Maryland Biodiesel	Berlin	1,000,000	Soy
MI
	Ag Solutions, Inc.	Gladstone	5,000,000	Multi Feedstock
	Michigan Biodiesel, LLC	Bangor	10,000,000	Multi Feedstock
	NextDiesel	Adrian	20,000,000	Multi Feedstock
MN
*	FUMPA BioFuels	Redwood Falls	3,000,000	Multi Feedstock
	Green Range Renewable Energy	Ironton	150,000	Recycled Cooking Oil
	Midwest Renewable, LLC	Menahga	4,000,000	Soy
*	Minnesota Soybean Processors	Brewster	30,000,000	Soy
*	Soymor	Albert Lee	30,000,000	Soy
MO
	AGP	St. Joseph	29,900,000	Soy
	Global Fuels, LLC	Dexter	3,000,000	Multi Feedstock
	High Hill Biodiesel, Inc.	High Hill	5,000,000	Multi Feedstock
	Great River Soy Processing Cooperative	Lilbourn	5,000,000	Soy, Poultry Fat
*	Mid America Biofuels, LLC	Mexico	30,000,000	Soy
	Missouri Better Bean	Bunceton	15,000,000	Multi Feedstock
	Natural Biodiesel Plant, LLC	Hayti	5,000,000	Multi Feedstock
	Prairie Pride	Deerfield	30,000,000	Soy
MS
	CFC Transportation, Inc.	Columbus	1,500,000	Multi Feedstock
	Delta Biofuels, Inc.	Natchez	80,000,000	Multi Feedstock
	North Mississippi Biodiesel	New Albany	7,000,000	Multi Feedstock
	Scott Petroleum Corporation	Greenville	20,000,000	Multi Feedstock
	Universal Bioenergy North America,Inc.	Nettleton	10,000,000
NC
	Blue Ridge Biofuels	Asheville	1,000,000	Multi Feedstock
	Evans Environmental Energies, Inc.	Wilson	6,000,000	Multi Feedstock
	Foothills Bio-Energies, LLC	Lenoir	5,000,000	Multi Feedstock
	Gortman Biofuel, LLC	Winston Salem	100,000
	North Carolina BioFuels, LLC	Seaboard	1,000,000	Multi Feedstock
	Piedmont Biofuels	Pittsboro	4,000,000	Multi Feedstock
	Smoky Mountain Biofuels, Inc.	Dilsboro	1,500,000	Multi Feedstock
	Triangle Biofuels Industries, Inc.	Wilson	3,000,000	Multi Feedstock

ND
	ADM	Velva	85,000,000	Canola
	All American Biodiesel	York	2,000,000	Soy
NE
	Horizon Biofuels, Inc.	Arlington	500,000	Animal Fat
	Northeast Nebraska Biodiesel, LLC	Scribner	5,000,000	Soy
	Wyobraska Biodiesel, LLC	Gering	10,000,000	Soy
NJ
	Fuel Bio One, LLC	Elizabeth	50,000,000	Multi Feedstock
	Innovation Fuels	Newark	40,000,000	Multi Feedstock
NM
	Rio Valley Biofuels, LLC	Anthony	500,000	Multi Feedstock
NV
	Bently Biofuels	Minden	1,000,000	Multi Feedstock
	Biodiesel of Las Vegas	Las Vegas	8,000,000	Multi Feedstock
OH
	Agrifuels, LLC	Bremen	1,000,000	Multi Feedstock
	American Ag Fuels, LLC	Defiance	7,000,000	Multi Feedstock
	American Made Fuels, Inc.	Canton	5,000,000	Soy
	Center Alternative Energy Company	Cleveland	5,000,000	Soy, Choice White Grease
	Jatrodiesel, Inc.	Miamisburg	5,000,000	Multi Feedstock
*	Peter Cremer	Cincinnati	30,000,000	Soy
OK
	Earth Biofuels, Inc.	Durant	10,000,000	Multi Feedstock
	Tulsa Biofuels, LLC	Tulsa
OR
	Green Fuels of Oregon, Inc.	Klamath Falls	1,000,000	Canola
	SeQuential-Pacific Biodiesel, LLC	Salem	1,000,000	Multi Feedstock
PA
	Biodiesel of Pennslyvania, Inc.	White Deer	1,500,000	Soybean Oil
	Keystone BioFuels, Inc.	Shiremanstown		Multi Feedstock
	Lake Erie Biofuels	Erie	45,000,000	Soy
	Middletown Biofuels, LLC	Middletown	2,000,000	Soy
	Soy Energy, Inc.	New Oxford	1,500,000	Soy
	United Biofuels, Inc.	York	1,500,000	Soy
	United Oil Company	Pittsburgh	5,000,000	Multi Feedstock
RI
	Mason Biodiesel, LLC	Westerly	2,500,000	Soy
	Newport Biodiesel, LLC	Newport	300,000	Recycled Cooking Oil
SC
*	Carolina Biofuels, LLC	Greenville	5,000,000	Soy
	Ecogy Biofuels, LLC	Estill	30,000,000	Soy
	Southeast BioDiesel, LLC	Charleston	8,000,000	Multi Feedstock
SD
	Midwest BioDiesel Producers, LLC	Alexandria	7,000,000	Soy
TN
	BIG Biodiesel, LLC	Pulaski	150,000	Soy
	Biofuel of Tennessee, LLC	Decaturville	10,000,000	Soy
	Blue Sky Biodiesel, Inc.	Kingston	3,000,000	Multi Feedstock
	Freedom Biofuels, Inc.	Madison	12,000,000	Soy
	Memphis Biofuels, LLC	Memphis	50,000,000	Multi Feedstock
	Milagro Biofuels of Memphis	Memphis	5,000,000	Soy
	Nu-Energie, LLC	Surgoinsville	10,000,000	Multi Feedstock
	NuOil	Counce	1,500,000	Soy
	SunsOil, LLC	Athens	1,500,000	Multi Feedstock

TX
	Agribiofuels, LLC	Dayton	12,000,000	Cottonseed, Soy
	AgriMax Fuels, LLC	Channelview	3,000,000	Soy
	Biodiesel Industries of Greater Dallas-Fort Worth	Denton	3,000,000	Multi Feedstock
	BioSelect Fuels (GBBLP)	Galveston	30,000,000	Multi Feedstock
	Brownfield Biodiesel, LLC	Ralls	2,000,000	Cottonseed, Soy, Canola
	Central Texas Biofuels	Giddings	600,000	Waste Vegetable Oil
	Double Diamond Biofuels, Inc.	Dimmitt	3,000,000	Canola, Soy, Cottonseed
	GeoGreen Fuels	Gonzales	3,000,000	Multi Feedstock
	Green Earth Fuels of Houston, LLC	Galena Park	90,000,000	Multi Feedstock
	Greenlight Biofuels, Ltd.	Littlefield	5,000,000	Cottonseed, Animal Fats
*	Huish Detergents	Pasadena	15,000,000	Palm
*	Johann Haltermann Ltd	Houston	20,000,000	Soy, Canola
	Kemlink Energy, Inc.	Pasadena	2,500,000	Multi Feedstock
	Momentum Biofuels, Inc.	Pasadena	20,000,000	Multi Feedstock
	New Energy Fuels, Inc.	Waller	5,000,000	Multi Feedstock
	New Fuel Company	Dallas	250,000	Multi Feedstock
*	Organic Fuels, LLC	Galena Park	30,000,000	Multi Feedstock
	Pacific Biodiesel Texas	Hillsboro	2,500,000	Multi Feedstock
	Safe Renewable Corp.	Conroe	30,000,000	Multi Feedstock
	Smithfield Bioenergy LLC	Cleburne	12,000,000	Multi Feedstock
	SMS Envirofuels	Poteet	6,000,000	Soy
	Valco Bioenergy	Harlingen	3,000,000	Recycled Cooking Oil
UT
	Denali Industries, LLC	American Fork	3,800,000	Multi Feedstock
VA
	Cheasapeake Custom Chemical	Ridgeway	5,500,000	Multi Feedstock
	RECO Biodiesel, LLC	Richmond	6,000,000	Multi Feedstock
	Renroh Environmental Company	South Boston	80,000
	Virginia Biodiesel Refinery	West Point	7,000,000	Soy
WA
	Central Washington BIodiesel, LLC	Ellensburg		Multi Feedstock
	Gen-X Energy Group, Inc.	Burbank	15,000,000	Multi Feedstock
	Imperium Grays Harbor	Hoquiam	100,000,000	Multi Feedstock
	Olympic Biofuels, LLC	Poulsbo	200,000	Multi Feedstock
*	Seattle Biodiesel	Seattle	5,000,000	Soy, Canola
	Standard Biodiesel USA Inc.	Arlington	5,000,000	Waste Vegetable Oil
	TG Energy, Inc.	Ferndale	3,000,000	Multi Feedstock
WI
	Best Biodiesel, Inc.	Cashton	10,000,000	Multi Feedstock
	Sanimax Energy Inc.	Deforest	20,000,000	Multi Feedstock
	Walsh Bio Diesel, LLC	Mauston	5,000,000	Soy
WV
	AC & S, Inc.	Nitro	3,000,000	Soy

* Denotes BQ-9000 Accredited Producers

(1)	Annual Production Capacity only refers to the reported maximum production capability of the facility. It does not represent how many gallons of biodiesel were actually produced at each plant.

(2)	Includes the annual production capacity of plants which chose not to list their production.

The majority of plants, and certainly the largest biodiesel producers utilize soybean oil as the feedstock to produce biodiesel. This ratio is likely to change over time as more producers design their plants with the capability to use multiple feedstocks as a result of recent high soybean oil prices. This means that we may compete with other biodiesel producers in the industry not just in the sale of our biodiesel, but also in the acquisition of our raw materials. Since most biodiesel is made from soybean oil, additional biodiesel production will likely continue to increase the cost of soybean oil. This may make it more expensive for us to produce biodiesel. While we are exploring the use of corn oil as the feedstock for our plant, we may not be able to secure a source of the corn oil we anticipate using. The increased cost may negatively impact our ability to make a profit if we construct our proposed biodiesel plant. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we anticipate that we will not be able to pass along increased feedstock costs to our biodiesel customers. The reason for this inability to pass along increased costs is that in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased or no profits and may affect our ability to raise the capital we require to build our proposed biodiesel plant.

Many current plants are capable of using only vegetable oil as a feedstock. Our proposed plant is capable of using multiple types of feedstock. We anticipate that this will allow us to use whichever feedstock is cheaper at any given time to produce biodiesel. The cost of the feedstock is the largest component associated with biodiesel production. In addition, animal fat-based biodiesel has some favorable advantages to soy-based biodiesel, such as better lubricity and lower nitrogen oxide (NOx) emissions. However, animal fat based biodiesel may not be suitable for use during the winter months in colder climates, such as Iowa, due to its tendency to gel at lower temperatures. This may limit our feedstock choices during winter months.

Competition from Other Fuel Sources

Biodiesel Competition

Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market biodiesel, which could result in the failure of our proposed biodiesel plant.

In addition, the Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel that is made available for retail sale after October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. According to the March 2006 edition of Biodiesel Magazine, many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult in the future to market biodiesel as a lubricity additive.

Glycerin Competition

Excess production of glycerin, a co-product of the biodiesel production process, has caused the price of glycerin to decline. Should the market price for glycerin continue to decline, it may affect our ability to operate the proposed biodiesel plant profitably. According to the September 2006 issue of Biodiesel Magazine, annual consumption of glycerin in the United States has ranged between 400 million and 450 million pounds for the three years prior to the report. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. The biodiesel industry could produce as much as 200 million pounds of glycerin this year alone.

The tremendous increase in supply of glycerin has caused the price of glycerin to decrease substantially in the last year. According to Biodiesel Magazine in September 2007, smaller plants have been forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. We anticipate that our proposed biodiesel plant will be able to burn glycerin in our boilers as a fuel source for our biodiesel plant. This may be an attractive option for us at times when the market price of glycerin is low. Recently, there has been a gradual, steady increase in market price of glycerin as a result of increase glycerin demand. However, this trend may not continue. If we are not able to sell the glycerin we expect to produce at reasonable prices, it will affect our ability to operate our proposed biodiesel plant profitably.

Patents, Trademarks and Licenses

We do not currently have any patents, trademarks or licenses. We anticipate that if we engage Safer as our technology provider, we will license the Safer technology we anticipate using in the biodiesel plant. The licensing arrangement will likely be included in any definitive agreement we may reach with Safer.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel and glycerin.

Dependence on One of a Few Major Customers

We have entered into a biodiesel marketing contract with Eco-Energy in which Eco-Energy will market all of the biodiesel produced at our proposed biodiesel plant. Therefore, we expect to be highly dependent on Eco-Energy for the successful remarketing of our biodiesel. Any loss of Eco-Energy as the marketer for our biodiesel or any inability by Eco-Energy to successfully market our biodiesel could have a significant negative impact on our projected revenues. Although we expect that we would be able to secure alternative marketers if necessary, we have no agreements with alternative marketers at this time.

Costs and Effects of Compliance with Environmental Laws

We will be subject to extensive air, water and other environmental regulations, and we will need to obtain a number of environmental permits to construct and operate the proposed biodiesel plant. Our interim agreement with Ball provides that we will be responsible for securing all of the necessary permits to build and operate the proposed biodiesel plant. We may need to hire a consultant to assist us in securing the permits we will require. We do not currently have an estimate as to the cost of obtaining these permits.

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

Even if we receive all required permits from the IDNR, we may also be subject to regulations on emissions by the EPA. Currently, the EPA's statutes and rules do not require us to obtain separate EPA approval in connection with construction and operation of the proposed plant. However, we will be subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than the IDNR. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change, and changes can be made retroactively. Such changes may result in greater regulatory burdens. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, to the detriment of our financial performance.

Employees

We currently have one administrative employee. In addition, as needed during the completion of the plant construction and commencement of operations, we intend to hire approximately 14 employees.  The following table represents the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

Position	# Employed
General Manager	1
Operations Manager	1
Financial Assistant	1
Facility Maintenance	1
Lab Technician	1
Operations Specialist Day Shift	4
Operations Specialist Night Shift	4
Load/Receive Lead	1
TOTAL	14

The position titles, job responsibilities and numbers allocated to each position may differ when we begin to employ individuals for each position. We anticipate that members of the board of directors may be involved in certain management functions once the plant is operational.

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

Risks Related to Our Registered Securities Offering

Failure to sell the minimum number of units will result in the failure of our registered offering, which means your investment in us may be returned to you with nominal interest.

We may not be able to sell the minimum amount of units required to close our registered securities offering. If we do not raise the minimum offering amount of our registered offering, we cannot close the offering and must return investors' money with nominal interest, less expenses for escrow agent fees. This means that from the date of an investor's investment, the investor would earn a nominal rate of return on the money he, she, or it deposits with us in escrow.

We are not experienced in selling securities and we may hire a placement agent to assist us in selling our securities; and we will depend on the placement agent for expertise in selling our securities and any loss of this relationship could cause us delay and added expense, placing us at a competitive disadvantage.

Our board of directors has determined that it may be necessary to hire a placement agent to assist us in raising equity for our project. If we do so, we may be dependent upon our relationship with the placement agent we hire to assist us with selling our securities. While we do not know the exact fee we will pay the placement agent, fees for these services typically range from 3% to 7% of the maximum offering amount. Any loss of the relationship we build with a placement agent, particularly prior to raising the minimum aggregate offering amount, may prevent us from breaking escrow and proceeding with construction of our project and could result in the failure of our business. The time and expense of locating a new placement agent would result in unforeseen expenses and delays. Unforeseen expenses and delays may result in a failure of the project such that you could lose some or all of your investment in us.

If we determine not to use a placement agent to sell equity in our registered offering, our directors may be unable to locate investors for the sale of the minimum number of units required in registered offering, which may result in our abandonment of the project.

If our board of directors determines that it is not necessary to hire a placement agent to assist us in raising equity to successfully complete our registered offering, we may not be able to successfully complete our registered offering. If we do not engage a placement agent, we will rely upon our board of directors to sell our securities on a "best efforts" basis. Our directors may be unable to obtain the number of investors necessary to raise the minimum amount of equity in our registered offering for our project to proceed. Our directors have significant responsibilities in their primary occupations in addition to trying to raise capital. We anticipate that our officers and directors will dedicate between 4 hours and 20 hours per week to our project depending upon which committees they serve.  These individuals have no broker-dealer experience and our directors have no experience with public offerings of securities. The failure of our registered offering may cause us to abandon our project and you may lose some or all of your investment in us.

Proceeds of our registered offering are subject to promissory notes due after the registered offering is closed.

As much as 90% of the total offering proceeds of our registered offering could be subject to promissory notes that may not be due until after the registered offering is closed. If we sell the minimum number of units by the closing date of our registered offering, we will be able to close our offering. However, we will not be able to release funds from escrow until the promissory notes are paid off and the cash proceeds in escrow equal or exceed the minimum offering amount of our registered offering, and we have received a written debt financing commitment to complete capitalization of our project. The success of our registered offering will depend on the investors' ability to pay the outstanding balances on these promissory notes. If our investors are not able to pay the outstanding balances of their promissory notes, we will not be able fully capitalize our project and it may fail. This may result in the loss of some or all of our members' investment.

We are conducting a rescission offer for membership units for which we received subscriptions in our initial public offering. Although we have not completed this rescission offer, we may continue to be subject to claims related to the circumstances surrounding the rescission offer.

Between June 9, 2006 and May 15, 2007, we received subscriptions from investors for 12,015 membership units in connection with our initial public offering pursuant to a registration statement on Form SB-2. We subsequently made several changes to our business plan, including a change in the location of our biodiesel facility, a change in the contractor that will construct our biodiesel facility, changes to feedstock-procurement and product-marketing contracts, we extended the end date of our offering, and we made changes to the amount of equity that we intend to raise in our registered offering.

As a result of these changes to our business plan, the registration statement on which we made our initial public offering was no longer materially correct. A post-effective amendment to our registration statement was filed to correct the material inconsistencies. This post-effective amendment is still subject to certain comments we received from the SEC. In addition, because investors may have the right to require us to return their investments, we have filed a rescission offer to all persons who subscribed for our units between June 9, 2006 (the effective date of our registration statement) and May 15, 2007 with the SEC. The rescission offer is intended to address federal and state securities laws compliance issues by allowing investors to rescind their subscriptions. Our rescission offer is subject to comments from the SEC and is not yet effective.

If all offerees accept our proposed rescission offer, we will be required to make an aggregate payment to the holders of these units of approximately $2,240,000, plus statutory interest. We will pay accrued interest to each unit holder at the rate of interest prescribed by law in the state of the unit holder's residence. We will calculate interest from the date of subscription through the date on which the rescission expires. We will fund the rescission offer from the subscription funds currently being held in escrow at Great Western Bank of Omaha, Nebraska, and from our existing cash balances and credit facilities, including anticipated deposit repayments from REG. However, we may need to seek additional financing to pay for the rescission should we not have sufficient cash from these sources to pay for the rescission offer.

The right of rescission under federal securities laws may survive the rescission offer. The Securities Act of 1933 does not provide that a rescission offer will extinguish a holder's right to rescind, thus, should any recipient of our rescission offer reject the offer, expressly or impliedly, we may remain liable under the Securities Act for the units that are the subject of our rescission offer. Should the rescission offer be rejected by any or all offerees, we may continue to be contingently liable under the Securities Act of 1933 for the subscription price of these units up to an aggregate amount of approximately $2,240,000, plus statutory interest.

Risks Related to Our Financing Plan

Even if we raise the minimum amount of equity in our registered offering, we may not obtain the debt financing necessary to construct and operate our biodiesel plant, which would result in the failure of the project and Southern Iowa BioEnergy, LLC.

We do not have contracts or commitments with any bank, lender or financial institution for debt financing, and we will not release funds from escrow until we secure a written debt financing commitment that we deem sufficient to construct and operate the biodiesel plant. If debt financing on acceptable terms is not available for any reason, we will be forced to abandon our business plan and return our investors' investment from escrow plus nominal interest less deduction for escrow agency fees. Including the $999,665 we raised from our founding members and in our seed capital offering, and depending on the level of equity raised in this offering, we expect to require at least $25,850,335 in senior or subordinated long-term debt from one or more commercial banks or other lenders. Because the amounts of equity and grant funding are not yet known, the exact amount and nature of total debt is also unknown.

If we do not sell the minimum amount of units, our registered offering will not close. Even though we must receive a debt financing commitment as a condition of closing escrow, the definitive loan agreements to obtain debt financing may not be fully negotiated when we close on escrow. Therefore, there is no assurance that any such definitive loan agreement will be executed, or if it is executed, that it will be on terms acceptable to us. If the definitive agreements to obtain debt financing are arranged and executed, we expect that we will be required to use the funds raised from this offering prior to receiving the debt financing funds.

As indicated in the audit report, our auditors have reported that the Company may be unable to continue as a going concern which means our development business operations may be unsuccessful and our units may have little or no value.

As discussed in the accompanying financial statements, the difficulty in generating cash through our equity drive and obtaining additional capital to further the construction and start up of the plant has caused our auditor to raise doubts about our ability to continue as a going concern. We intend to continue to raise equity through our registered offering in order to raise the necessary capital to fund our project. However, we will not be able to proceed with our registered offering until we address certain comments we received from the SEC regarding our registered offering. Should our post-effective amendment become effective, we anticipate raising between $20,000,000 and $25,500,000 in equity to fund our proposed biodiesel plant. In addition to the equity we need to construct our proposed plant, we are seeking to obtain between $25,850,335 and $31,350,335 in debt financing. The amount of debt financing we require will depend on the amount of equity and grants we secure for our project. We have no contracts or commitments with any bank, lender or financial institution for this debt financing. We may not be able to obtain the necessary debt financing, other financing or grants sufficient to capitalize the project. Depending on the number of units we sell in our registered offering and the number of investors who rescind their investment in us, we may also seek third party credit providers to provide subordinated debt for the construction and initial operating expenses of the project. These factors have caused doubts as to our ability to continue as a going concern. If we cannot continue as a going concern, our project will fail and you may lose some or all of the value of your investment.

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

In the event that we are unable to pay our debt service obligations, our creditors could force us, among other things, to (1) reduce or eliminate distributions to unit holders (even for tax purposes); or (2) reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt. In the event that we would be unable to refinance our indebtedness or raise funds through asset sales, sales of equity or otherwise, our ability to operate our plant would be greatly affected and we may be forced to liquidate.

If we decide to spend equity proceeds and begin plant construction before we have fulfilled all of the loan commitment conditions, signed binding loan agreements or received loan proceeds, we may be unable to close the loan and you may lose all of your investment.

If we sell the aggregate minimum number of units prior to the close of our registered offering, and satisfy the other conditions of releasing funds from escrow, including our receipt of a written debt financing commitment, we may decide to begin spending the equity proceeds to begin plant construction or for other project-related expenses. If, after we begin spending equity proceeds, we are unable to close the loan, we may have to seek another debt financing source which would delay our project. If we are unable to find debt financing, we may abandon the project. If that happens, you could lose some or all of your investment.

If we successfully release funds from escrow but are unable to close our loan, we may decide to hold your investment while we search for alternative debt financing sources, which means your investment will continue to be unavailable to you and may decline in value.

We must obtain a written debt financing commitment prior to releasing funds from escrow. However, a debt financing commitment does not guarantee that we will be able to successfully close the loan. If we fail to close the loan, we may choose to seek alternative debt financing sources. While we search for alternative debt financing, we may continue to hold your investment in another interest-bearing account. Your investment will continue to be unavailable while we search for alternative debt financing. It is possible that your investment will decline in value while we search for the debt financing necessary to complete our project.

Risks Related to Southern Iowa BioEnergy LLC as a Development-Stage Company

We have no experience in the biodiesel industry, which increases the risk of our inability to build and operate the biodiesel plant.

We are a development-stage company with no revenues. We do not currently own or operate any biodiesel facilities. We have no experience in constructing or operating a biodiesel plant. We are presently, and will likely continue to be for some time, dependent upon our initial directors.  These individuals have limited or no experience in raising capital from the public, in organizing and building a biodiesel plant, or in governing and operating a public company.  Our directors have limited or no expertise in the biodiesel industry.  In addition, certain directors are presently engaged in businesses and other activities that impose substantial demands on the time and attention of such directors. We anticipate that our executive officers will dedicate between 15 and 20 hours per week to our project following completion of our registered offering. We anticipate that our other directors will dedicate between 4 and 20 hours per week to our project depending upon which committees they serve. We anticipate that we will hire a manager for the plant with experience in the biodiesel industry and in operating a production plant similar to the proposed plant.  However, there is no assurance that we will be successful in attracting or retaining such an individual because of the competitive market for such individuals as new plants are constructed and the limited number of individuals with expertise in the area.  In addition, we may have difficulty in attracting other competent personnel to relocate to Iowa in the event that such personnel are not available locally.  Our failure to attract and retain such individuals could limit or eliminate any profit that we might make and could result in our failure. If the Company fails, you could lose all or a substantial part of your investment in us.

We anticipate being dependent on Ball and Safer for expertise in the commencement of operations of our biodiesel facility and any loss of these relationships could cause us delay and added expense, placing us at a competitive disadvantage.

We anticipate being dependent upon our relationships with Ball and its employees, and Safer and its employees. Any loss of these relationships with Ball or Safer, particularly during the construction and start-up period for the plant, may prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays.  In addition, Ball's and Safer's involvement in other projects could delay the commencement and start-up operations of our project. Unforeseen expenses and delays may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that you could lose some or all of your investment.

If we fail to finalize critical agreements, such as the construction agreement with Ball or a technology agreement with Safer or the final agreements are unfavorable compared to what we currently anticipate, our project may fail or be harmed in ways that significantly reduce the value of your investment.

We do not have final agreements with Ball for the construction of our proposed biodiesel plant, or with Safer for the technology necessary to build our proposed biodiesel plant. We may never be able to enter into definitive agreements with Ball or Safer. Should we enter into a definitive agreement with Ball and Safer, the agreements may contain terms or conditions that are unfavorable to us. Should we not be able to enter into definitive agreements with Ball and Safer that are required to construct our biodiesel plant, our project may fail which could result in the loss of your investment in us.

Our lack of business diversification could result in the devaluation of our units if our revenues from our primary products decrease.

We expect our business to solely consist of the production and sale of biodiesel and its co-products. We do not anticipate having any other lines of business or other sources of revenue if we are unable to complete the construction and operation of the plant. Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the production and sales of biodiesel and its co-products.

We have a history of losses and may not ever operate profitably.

For the period of January 26, 2005 (inception) through October 31, 2007, we incurred an accumulated net loss of $1,175,737 or $678.44 per weighted average unit. We will continue to incur significant losses until we successfully complete construction and commence operations of the proposed plant. There is no assurance that we will be successful in completing our registered offering and/or in our efforts to build and operate a biodiesel plant. Even if we successfully meet all of these objectives and begin operations at the biodiesel plant, there is no assurance that we will be able to operate profitably.

Your investment may decline in value due to decisions made by our initial board of directors, and until the plant is built, your only recourse to replace these directors will be through amendment to our Amended and Restated Operating Agreement.

Our Amended and Restated Operating Agreement provides that the initial board of directors will serve until the first annual or special meeting of the members following commencement of substantial operations of our biodiesel plant. If our project suffers delays due to financing or construction, our initial board of directors could serve for an extended period of time. In that event, your only recourse to replace these directors would be through an amendment to our Amended and Restated Operating Agreement which could be difficult to accomplish. In addition, because our Amended and Restated Operating Agreement provides that our board of directors will serve staggered terms, our members will not be able to replace the entire board at one time. As such, your ability to change the board of directors will be limited.

Risks Related to Construction of the Biodiesel Plant

We will depend on Ball and Safer to design and build our biodiesel plant. The termination of our agreements with either Ball or Safer could force us to abandon business, hinder our ability to operate profitably or decrease the value of your investment.

We do not currently own or operate any biodiesel facilities. We have no experience in constructing a biodiesel plant. We anticipate being highly dependent upon Ball and Safer to design and build the plant, but we have no definitive binding agreements with these entities.  We entered into an interim agreement with Ball on December 2, 2007, in which Ball will act as the engineering procurement contractor for the plant subject to the terms and conditions of a definitive agreement that has not yet been negotiated between the Company and Ball. Ball has indicated its intention to deliver to us a proposed construction agreement, under which it will serve as our general contractor and provide design and engineering services.  However, we cannot provide assurance that we will execute such an agreement. If we do not execute a definitive, binding design-build contract with Ball, or if Ball terminates its relationship with us after it initiates construction, there is no assurance that we will be able to obtain a replacement general contractor.  Any such event may force us to abandon our business.

We expect that we will also be highly dependent upon Safer in obtaining the technology necessary to complete construction of the plant. We entered into a non-binding memorandum of understanding with Safer on November 6, 2007, in which Safer agreed to provide the technology necessary for the plant. We do not have a definitive agreement with Safer and we cannot provide assurance that we will execute such an agreement. If we do not execute a definitive, binding technology agreement with Safer, or if Safer terminates its relationship with us, there are no assurances that we will be able to obtain replacement technology. Any such event may force us to abandon our business and may result in a loss of some or all of your investment in us.

We expect that we will also be highly dependent upon Ball and Safer to train personnel in operating the plant.  If the completed plant does not operate to the level anticipated by us in our business plan, we will rely on Ball and Safer to adequately address such deficiency.  Ball and Safer may not be able to address such deficiency in an acceptable manner.  Failure to do so could cause us to halt or discontinue production of biodiesel, which could damage our ability to generate revenues and reduce the value of your units.

We may need to increase cost estimates for construction of the biodiesel plant, and such increases could result in devaluation of our units if the biodiesel plant construction requires additional capital.

We have entered into an interim agreement with Ball for the design, engineering and construction of our biodiesel plant. We expect to execute a definitive construction agreement with Ball which will set forth in detail the design and construction services to be provided by Ball. However, the interim agreement does not establish a fixed contract price for construction of our plant. Based on preliminary discussions with Ball and Safer, we have determined our capital needs for construction of the plant, including the technology cost to be paid to Safer, will likely be approximately $41,860,000 with additional start-up and development costs of approximately $10,490,000 for a total project completion cost of approximately $52,350,000. It is possible that after we meet the requirements to break escrow, the cost of construction could increase significantly making it impossible to complete the project. Therefore, there is no assurance that the final cost of the plant will not be materially higher than anticipated.  There may be design changes or cost overruns associated with the construction of the plant.  Shortages of steel or other materials necessary to construction could affect the final completion date of the project. Any significant increase in the estimated construction cost of the plant could delay our ability to generate revenues and reduce the value of your units because our revenues may not be sufficient to support the increased cost and expense attributable to increased construction costs.

Ball has no prior experience in the biodiesel industry, which may result in increased costs or delays or the failure of our project.

Although Ball has constructed numerous manufacturing and industrial projects, Ball has no prior experience in the design and construction of a biodiesel manufacturing facility. As a result, our lenders may place more stringent requirements and conditions on our debt financing and it may become more difficult or expensive to obtain construction bonding for our project. In addition, Ball's inexperience in the biodiesel industry could cause us to suffer from delays or an increase in costs of our project. Unforeseen costs or delays may reduce the value of your investment. Due to lack of experience in the industry, Ball may be unable to complete the project. The inability of Ball to complete our project may force us to abandon our business plan and you may lose some or all of your investment.

Construction delays could result in devaluation of our units if our production and sale of biodiesel and glycerin are similarly delayed.

We currently expect our plant to be operating by summer 2009; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy changes towards biodiesel or this project, could cause construction and operation delays. If it takes longer to construct the plant than we anticipate, it would delay our ability to generate revenue and make it difficult for us to meet our debt service obligations. This could reduce the value of the units.

Defects in plant construction could result in devaluation of our units if our plant does not produce biodiesel and its co-product, glycerin, as anticipated.

Defects in material, workmanship or design are not uncommon in construction projects such as ours and there is no assurance that such defects will not occur in our plant. Under the terms of the anticipated design-build agreement with Ball, we expect Ball would warrant that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery. In addition, we expect the design-build agreement to require Ball to correct all defects in material or workmanship for a period of one year after substantial completion of the plant. However, we have not reached a definitive agreement with Ball and the actual terms and conditions of the agreement may be materially different than we currently expect.

Nevertheless, material defects in design, materials or workmanship may still occur. Any performance guarantees we receive from Ball will be unsecured and we may not be able to recover any losses we sustain arising from such deficiencies. We will rely on Ball to adequately address any deficiencies in material, workmanship or design. However, there is no guarantee that Ball will be able to correct such deficiencies in an acceptable manner or otherwise will have the financial resources to correct or pay for any such deficiencies as may be required under the design-build contract. Ball's failure to correct any defects in material, workmanship or design could delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant's operation. Halting or discontinuing plant operations could delay our ability to generate revenues and make it difficult for us to meet our debt service obligations. This could reduce the value of our units and could negatively affect our ability to execute our plan of operation.

In addition, defects in materials or workmanship could put us at an increased risk of loss due to fire, explosion or leakage. Biodiesel is a flammable substance and if there is a defect in the production process we could be at an increased risk of a biodiesel leak, which could lead to fire or explosion. Further, with natural gas as our anticipated energy source for biodiesel production, there is a risk of fire or explosion due to a defect in materials and/or workmanship in the plant. A loss due to fire, explosion or leakage could cause us to slow or halt production which could reduce the value of your investment.

Any failure of the production technology supplied by Safer for our plant could cause us to discontinue production of biodiesel, which could damage our ability to generate revenues and reduce the value of your units.

We anticipate being highly dependent upon Safer, a part of the Acqua International Group of companies, for the technology necessary to complete and operate our biodiesel plant. Any failure of the production technology supplied by Safer could cause us to discontinue the production of biodiesel, which could damage our ability to generate revenues and reduce the value of your units.

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

Advances and changes in the technology of biodiesel production are expected to occur.  Such advances and changes may make our biodiesel production technology less desirable or obsolete.  The plant is a single-purpose facility and has no use other than the production of biodiesel and associated products.  Much of the cost of the plant is attributable to the cost of production technology, which may be impractical or impossible to update.  The value of your investment could decline if changes in technology cause us to operate the plant at less than full capacity for an extended period of time or cause us to abandon our business.

The plant site may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt plant construction and delay our ability to generate revenue.

We have purchased two parcels in Osceola, Iowa in Clarke County for our biodiesel facility. Given the historical agricultural use of the properties, we have no reason to believe that there is a material risk of environmental problems. However, there can be no assurance that we will not encounter hazardous conditions at the sites or any alternative sites that may delay the construction of the plant. We do not anticipate Ball will be responsible for any hazardous conditions encountered at the sites. Upon encountering a hazardous condition, Ball may suspend work in the affected area. If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous condition will likely delay construction of the plant and may require significant expenditure of our resources to correct the condition. In addition, Ball will likely be entitled to an adjustment in price and time of performance if it has been adversely affected by the hazardous condition. If we encounter any hazardous conditions during construction that require time or money to correct, such event could delay our ability to generate revenues and reduce the value of your units. Preliminary surveys have revealed no environmental problems with the site.

Risks Related to Biodiesel Industry

If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition.

The biodiesel manufacturing industry is experiencing rapid growth. In 2005, approximately 75 million gallons of biodiesel were produced in the United States. The National Biodiesel Board reported that in 2006 approximately 250 million gallons of biodiesel were sold in the United States. Further, the National Biodiesel Board estimates that 350 million gallons of biodiesel was produced in 2007. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of operating biodiesel plants is approximately 2.24 billion gallons per year. However, some of these biodiesel plants do not operate at their full capacities. Further, reported plant construction and expansion, if realized, are expected to result in another 1.11 billion gallons of annual biodiesel production capacity, for total annual production capacity of almost 3.35 billion gallons. Biodiesel supply may outpace biodiesel demand which could lead to decreased biodiesel prices. This could affect our ability to raise the capital we require to construct our proposed biodiesel plant.

Excess capacity in the biodiesel industry may also lead to increased competition for inputs. Biodiesel production at our plant requires significant amounts of soybean oil and other inputs. We do not have any long-term commitments to acquire soybean oil and other inputs for biodiesel production at our plant. Any increases in the cost of producing our biodiesel or decline in the price at which we can sell our biodiesel could decrease our net income and could negatively impact our ability to operate our plant profitably. This could result in a decrease in the value of our units and affect our ability to capitalize our project.

Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our revenues. In February 2005, the price of crude glycerin produced in the United States was approximately $0.41 per pound. The Biodiesel Magazine reported in December 2006 that crude glycerin was selling for $0.05 per pound, or less. This was primarily a result of oversupply due to increased biodiesel production. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and will negatively impact our future revenues and could reduce the value of our units and affect our ability to raise the capital we require for our project.

The decreasing availability and increasing price of soybean oil may hinder our ability to profitably produce biodiesel.

On November 14, 2007, the United States Department of Agriculture ("USDA") reported the October average price of soybean oil was approximately $0.38 per pound. In the USDA's November 14, 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007 through 2008 forecast being $0.38 to $0.42 per pound which is $0.03 higher than the September forecast. The twenty-year average price for soybean oil is approximately 21 cents per pound. The USDA's Economic Research Service preliminarily reported on October 15, 2007 that the September average for soybean oil was 36.89 cents per pound.  December soybean oil future contracts at the end of September exceeded 40 cents per pound. The USDA reported on December 12, 2007 in its Oilseed Crop Outlook report that prices for soybean oil may continue to rise because farmers may plant too little soybean acreage in 2008 to remedy the narrowing gap with consumption. Our plant is capable of using alternate feedstocks, however, demand and price are increasing for alternatives as well. In a November 14, 2007 report, the USDA predicted lard and edible tallow will cost approximately $0.28 and $0.27 per pound, respectively, in 2006-2007, up from $0.22 and $0.19, respectively, in 2005. Moreover, the USDA predicted lard and edible tallow prices will continue to increase in 2007-2008 to $0.35 to $0.39 for lard and $0.34 to $0.38 for edible tallow. If we cannot obtain adequate supplies of feedstock at affordable costs, then we may not be able to operate our proposed biodiesel plant profitably which may decrease or eliminate the value of our units.

We are at a disadvantage in marketing our glycerin because our plant will not produce pharmaceutical grade glycerin, thereby decreasing the market for the glycerin we expect to produce.

The price of glycerin has decreased dramatically in the United States due to oversupply in part from increased biodiesel production. A major use of glycerin is in the production of drugs. The glycerin we anticipate producing however is not pharmaceutical grade glycerin. This limits the market for the glycerin we expect will be produced by our biodiesel plant. The glycerin we anticipate producing has to be purified in order for it to be used in pharmaceutical applications. Since the market in which we can sell our glycerin is limited, we might not be able to sell all of the glycerin we expect to produce or we may not be able to sell the glycerin at a favorable price. If we cannot sell all of the glycerin we anticipate producing or cannot sell it at a favorable price, our ability to operate our biodiesel plant profitably might be adversely affected which could decrease the value of our units.

As more biodiesel plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant and cause investors to lose some or all their your investment.

The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase at a rapid pace. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the price of feedstock may rise to the point where it threatens the viability of our project or significantly decreases the value of your investment.

As the production of biodiesel increases there may not be an adequate supply of railroad cars or trucks to distribute the biodiesel produced by our plant.

As more of the biodiesel production plants under construction and in the planning phase begin production, there will be an increasing supply of biodiesel fuel to be distributed and there may not be an adequate supply of rail cars or trucks to distribute it. Railcar shortages have already been reported in some areas and it is unknown when a sufficient supply of rail cars and trucks will become available. If we are unable to transport our products, we may have to slow or halt production which would decrease our profitability.

The biodiesel industry is becoming increasingly competitive and we expect to compete with larger, better financed entities which could impact our ability to operate profitably.

Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. In January 2007, the National Biodiesel Board estimated there were 172 active plants with an annual production capacity of 2.24 billion gallons. According to the National Biodiesel Board, another 55 plants are currently under construction and an additional three plants are expanding their existing operations. The additional combined capacity of these plants under construction is estimated at approximately 1.11 billion gallons per year.

Investors should understand that we face competitive challenges from the above plants and also from larger biodiesel plants including biodiesel plants owned and operated by the companies that we hope will supply our inputs. Cargill, Inc., a large supplier of soybean oil, completed construction of a 37.5 million gallon plant in Iowa Falls, Iowa in May 2006. Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., has constructed an 85 million gallon plant in North Dakota. These plants will be capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, these plants may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. In light of such competition, there is no assurance that we will be able to compete effectively in the industry. We may generate less income as a result, which would decrease the value of our units.

We face substantially different risks in the biodiesel industry than do ethanol manufacturers, and investors should not base their decision to invest in us upon any perceived favorable analogies.

The ethanol industry enjoys over 5 billion gallons of annual domestic demand and a vast existing production, marketing, and transportation network servicing the demand. Conversely, according to the National Biodiesel Board, in 2007, the biodiesel industry supplied only approximately 350 million gallons of fuel for domestic consumption. The entire diesel fuel market constitutes only about one-third of the gasoline market as a whole. Fifty-six percent of the diesel market is the trucking industry. Acceptance of biodiesel by consumers has been slow, and the biodiesel industry has faced opposition from the trucking industry and others in regard to legislative mandates for its use. In addition, the present marketing and transportation network must expand significantly before our biodiesel plant begins production. For example, biodiesel is often not readily available at pumps in fuel service stations. Therefore, we may be unable to market our biodiesel profitably.

In addition, we face a substantially different market than do ethanol producers for the supply of raw materials. Manufacturers of ethanol often purchase raw grains directly from producers, which presents an almost unlimited supply from thousands of corn growers. We intend to purchase only raw or partially refined oils and fats from a very limited number of suppliers. Accordingly, we may be unable to obtain the necessary supply of raw materials and may be unable to operate at profitable levels.

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

Our revenues will be greatly affected by the price at which we can sell our biodiesel and its co-products. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand, the price of diesel fuel, level of government support, and the availability and price of competing products. The total production of biodiesel continues to rapidly expand at this time. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may reduce our revenues, causing a reduction in the value of our units.

In addition, increased biodiesel production has led to increased supplies of its co-product, glycerin. These increased supplies have led to lower prices for glycerin. Glycerin prices in Europe have declined over the last several years due to increased biodiesel production and saturation of the glycerin market. Those increased supplies are expected to or may already, outpace demand in the United States as well and the price of glycerin has already declined. If the price of glycerin declines further, our revenue from glycerin may substantially decrease or disappear. Increased expenses and decreased sales prices for our products may result in less revenue, which would decrease our income and result in the loss of some or all of our units.

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

 Our results of operations and financial condition will be significantly affected by the cost and supply of feedstock. Biodiesel production at our plant will require significant amounts of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. As a result, increased feedstock prices may result in decreased revenues. If we experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenues; our profit margins may significantly decrease or be eliminated; and investors may lose some or all of their investment.

We anticipate that our biodiesel plant will process primarily soybean oil and possibly, animal fats and other vegetable oils, and the cost of feedstock will represent approximately 70%-90% of our cost of production. Historically, the price of soybean oil has been volatile. Recent soybean oil future has traded in excess of $0.40 per pound. Soybean prices may also be affected by other market sectors because soybeans are comprised of 80% protein meal and only 20% oil. Soybean oil is a co-product of processing, or "crushing," soybeans for protein meal used for livestock feed. Currently, soybean crush capacity is concentrated primarily among four companies, Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. Of these companies, both Cargill and ADM are constructing or are planning to construct biodiesel plants, and we expect to compete with them and other plants for feedstock origination. Competition for raw soybean oil, animal fats and other feedstock may increase our cost of feedstock and harm our financial performance and the value of your investment. If we are unable to obtain adequate quantities of feedstock at economical prices, investors may lose their entire investment in us.

We may engage in hedging transactions which involve risks that can harm our business.

Once the plant is operational, we will be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on soybean oil in the biodiesel production process.  We may seek to minimize the risks from fluctuations in the price of soybean oil through the use of hedging instruments.  Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future.

The effectiveness of our hedging strategies is dependent upon the cost of soybean oil and the ability to sell sufficient amounts of our products to use all of the soybean oil for which we have futures contracts.  There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high soybean oil prices. Alternatively, we may choose not to engage in hedging transactions.  As a result, our results of operations and financial conditions may also be adversely affected during periods in which soybean oil prices increase.

Hedging activities themselves can result in costs because price movements in soybean oil contracts are highly volatile and are influenced by many factors that are beyond our control.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the price of soybean oil.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.  We may incur such costs and they may be significant.

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

In addition to being dependent upon the availability and price of feedstock supply, we will be dependent on relationships with third parties, including feedstock suppliers. We do not anticipate building a soybean crushing facility to supply our own raw soybean oil or feedstock. Therefore, we must be successful in establishing feedstock agreements with third parties. To date, we have no binding commitments from anyone to supply our feedstock. We have entered into a risk management and feedstock agency agreement with FCStone in which FCStone will assist us in obtaining our required feedstock. Assuming that we can establish feedstock relationships, our suppliers may terminate those relationships, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us. Our suppliers may not perform their obligations as agreed, and we may be unable to specifically enforce our agreements. Competition for raw soybean oil, animal fats and other feedstock may make us unprofitable and result in the complete loss of your investment.  If we are unable to obtain adequate quantities of feedstock at economical prices, you may lose your entire investment in us.

We will be dependent on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We do not intend to have a sales force of our own to market our biodiesel and glycerin. As such, we expect to contract with a third party to market our biodiesel and glycerin.  We entered into an agreement with Eco-Energy Biodiesel, LLC to market our biodiesel. We have not entered into any agreements with third parties to market the glycerin we anticipate producing. As a result, we will be dependent on whomever we contract with to market our glycerin.  There is no assurance that we will be able to enter into a contract with a glycerin broker on acceptable terms.  If we do enter into such agreements and the biodiesel or glycerin broker breaches the contract or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel and glycerin.  Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage.  Our failure to sell all of our biodiesel and glycerin may result in less income from sales, reducing our revenue, which could lower the value of your investment.

We do not intend to use a third-party management company to manage the operations of the proposed biodiesel facility and we will be dependent on our ability to recruit qualified production managers and other production personnel to successfully operate the facility.

We do not anticipate hiring a third-party management company to operate our biodiesel facility and intend to hire our own production personnel capable of successfully operating the facility at capacity. However, we may not be able to hire qualified production personnel at reasonable wages, if at all. We expect our biodiesel production facility to utilize Safer production technology. Safer production technology has been used in two plants in the United States and plants in Australia and Europe. Our inability to hire production personnel with experience or training in the operation of Safer biodiesel production technology may result in our inability to operate the proposed plant at capacity, or at all, which would result in the loss of some or all of your investment.

Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel.

The pour point for a fuel is the temperature at which the flow of the fuel stops. A lower pour point means the fuel is more flowable in cold weather. The pour point of 100% soy-based biodiesel is approximately 27ºF to 30ºF. The pour point for tallow-based biodiesel is approximately 61ºF. The pour point for No. 2 petroleum diesel fuel, the non-biodiesel fuel currently used in machines, is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is -25ºF. Therefore, we believe we will need to blend soy-based biodiesel and animal fat-based biodiesel with petroleum diesel in order to provide a biodiesel product that will have an acceptable pour point in cold weather. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide an acceptable pour point for colder markets comparable to the No. 2 petroleum diesel pour point. In colder temperatures, lower blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in colder markets to diminish during the colder months.

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

Because it is a relatively new product, the research of biodiesel use in automobiles and its effect on the environment is ongoing. Some industry groups, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other parts of the engine. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product.

The trucking industry opposed the imposition of Minnesota's 2% biodiesel requirement, citing concerns regarding fuel expense and lack of infrastructure necessary to implement the requirement. Such concerns may result in opposition to similar proposed legislation in other states in the future and may negatively impact our ability to market our biodiesel.

In addition, studies have shown that nitrogen oxide emissions increase by 10% when pure biodiesel is used. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biodiesel industry, which may result in our inability to sell our biodiesel.

Competition from other diesel fuel lubricity additives for ultra low sulfur diesel may be a less expensive alternative to our biodiesel, which would cause us to lose market share and reduce the value of your investment.

The Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality.  These regulations affect all diesel fuel that has been made available for retail sale since October 2006.  The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties.  Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. According to the March 2006 edition of Biodiesel Magazine, many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel.  In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel.  Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could result in the loss of some or all of your investment.

Concerns about fuel quality may impact our ability to successfully market our biodiesel.

 Industry standards impose quality specifications for biodiesel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel. For example, a batch of biodiesel that failed to meet industry specifications in Minnesota resulted in a 10-day emergency variance from the state's 2% biodiesel requirement in order to allow for time to fix the problem. Similar quality control issues could result in a decrease in demand for our product, which could lower the value of our units.

Risks Related to Regulation and Governmental Action

Loss of favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of your investment in us.

Although the biodiesel industry has grown with few state or federal incentives, the incentives that do exist could be repealed at any time.  On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004, which created biodiesel tax credits. Although, the biodiesel mixture credit and the biodiesel fuels credit were extended by the Energy Policy Act of 2005, they are now set to expire on December 31, 2008. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level.  The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce prices and revenues by making it more costly or difficult to produce and sell biodiesel. This could result in the failure of our business and the potential loss of some or all of your investment.

A change in environmental regulations or violations thereof could result in the devaluation of our units and a reduction in the value of your investment.

We may be subject to extensive air, water and other environmental regulations and may need to obtain a number of environmental permits to construct and operate the plant.  In addition, biodiesel producers are required to satisfy the fuel quality standards of the Environmental Protection Agency. We have not applied for any of these permits, but we anticipate we will do so before beginning construction.  We do not anticipate a problem receiving all required environmental permits.  However, if for any reason we are unable to obtain any of these permits, construction costs for the plant may increase or we may not be able to construct the plant at all.  Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively.  Consequently, even if we have the proper permits at the proper time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, which may reduce our profitability and result in the loss of some or all of your investment.

We anticipate that our facility will be considered a minor source of regulated air pollutants, and therefore not subject to Title V or Maximum Achievable Control Technology (MACT) Standards. If we are required to obtain and maintain a Title V permit, we must find a skilled engineer to work for us to ensure our compliance with Title V and will incur additional engineering expenses. If we are unable to find a skilled engineer to employ, we will be required to hire an engineering firm to ensure our compliance with Title V at a greater expense.

Risks Related to Tax Issues

EACH PROSPECTIVE MEMBER SHOULD CONSULT HIS OR HER OWN TAX ADVISOR CONCERNING THE IMPACT THAT HIS OR HER PARTICIPATION IN THE COMPANY MAY HAVE ON HIS OR HER FEDERAL INCOME TAX LIABILITY AND THE APPLICATION OF STATE AND LOCAL INCOME AND OTHER TAX LAWS TO HIS OR HER PARTICIPATION IN OUR REGISTERED OFFERING.

Internal Revenue Service (IRS) classification of the company as a corporation rather than as a partnership would result in higher taxation and reduced profits, which could reduce the value of your investment in us.

We are an Iowa limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deductions and credits passed through to the holders of the units.  However, if for any reason the IRS determines that we should be taxed as a corporation rather than as a partnership, we will be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deductions and credits will be reflected only on our tax returns and will not be passed through to the holders of the units.  If we were to be taxed as a corporation for any reason, distributions we make to investors will be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends will not be deductible by us, thus resulting in double taxation of our earnings and profits.  See "FEDERAL INCOME TAX CONSEQUENCES OF OWNING OUR UNITS - Partnership Status."  If we pay taxes as a corporation, we will have less cash to distribute as a distribution to our unit holders.

The IRS may classify your investment as passive activity income, resulting in your inability to deduct losses associated with your investment.

If you are not involved in our operations on a regular, continuing and substantial basis, it is likely that the IRS will classify your interest in us as a passive activity. If an investor is either an individual or a closely-held corporation, and if the investor's interest is deemed to be "passive activity," then the investor's allocated share of any loss we incur will be deductible only against income or gains the investor has earned from other passive activities.  Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years.  These rules could restrict an investor's ability to currently deduct any of our losses that are passed through to such investor.

Income allocations assigned to an investor's units may result in taxable income in excess of cash distributions, which means you may have to pay income tax on your investment with personal funds.

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

An IRS audit could result in adjustments to the Company's allocations of income, gain, loss and deduction causing additional tax liability to our members.

The IRS may audit the income tax returns of the Company and may challenge positions taken for tax purposes and allocations of income, gain, loss and deduction to investors. If the IRS were successful in challenging the Company's allocations in a manner that reduces losses or increases income allocable to investors, you may have additional tax liabilities. In addition, such an audit could lead to separate audits of an investor's tax returns, especially if adjustments are required, which could result in adjustments on your tax returns. Any of these events could result in additional tax liabilities, penalties and interest to you, and the cost of filing amended tax returns.

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

Since our project is currently managed by a board of directors rather than a professional management group, the devotion of the directors' time to the project is critical. However, the directors and officers have other management responsibilities and business interests apart from our project. As a result, our directors and officers may experience conflicts of interest in allocating their time and services between us and their other business responsibilities and our business may suffer as a result. In addition, conflicts of interest may arise if the directors and officers, either individually or collectively, purchase a substantial percentage of our units sufficient to substantially influence our business and management. These conflicts of interest may adversely affect our financial performance and the value of our units.

We may have conflicts of interest with Ball or Safer, which may cause difficulty in enforcing claims against Ball or Safer if they put their financial interests ahead of ours.

We expect that one or more employees or associates of Ball and Safer will advise our directors in the construction, and operations of our facility.  Due to the extensive roles that Ball and Safer will have in the construction and operation of the plant, it may be difficult or impossible for us to enforce claims that we may have against Ball or Safer.  Such conflicts of interest may reduce our profitability and the value of our units and could result in reduced distributions to investors.

Ball and Safer, or their affiliates, may also have conflicts of interest because employees or agents of Ball or Safer, or their affiliates, are involved as owners, creditors and in other capacities with other biodiesel plants in the United States.  We cannot require Ball and Safer to devote their full time or attention to our activities.  Ball or Safer may put their own interests or competitors' interests ahead of ours. As a result, Ball and Safer may have conflicts of interest in allocating personnel, materials and other resources to our biodiesel plant which could adversely affect our financial performance and the value of our units.

We do not have a formal policy for handling conflicts of interest that may arise as a result of our directors' relationship with other biodiesel plants and entities with which we may do business, which may negatively impact your investment.

While we expect to fully disclose all conflicts of interest that may arise in our business transactions as a result of our directors' existing relationships with other biodiesel plants and entities with which we may do business, we do not have a formal policy in place for handling such conflicts of interest should they arise in any business transaction. Thus, our directors will not be bound by any formal procedures for handling such conflicts of interest, you should not purchase units unless you are willing to entrust all aspects of management of our project throughout this development phase to our board of directors.

ITEM 2. DESCRIPTION OF PROPERTY.

We have identified a proposed site for the plant located in Osceola, Iowa in Clarke County and have purchased 33 acres of real estate. We purchased 13 acres of land under an installment real estate contract with Jack Cooley, one of our initial directors, for $130,000. Under the terms of the installment real estate contract, we paid Mr. Cooley $30,000 upon execution of the agreement and the balance of the purchase price ($100,000) on October 3, 2005. In addition, we entered into an installment agreement with Fonda Brodsack to purchase 20 additional acres for our biodiesel facility adjacent to the property purchased from Mr. Cooley. Under the terms of the installment agreement with Ms. Brodsack, we will pay $60,000 for the land, with $10,000 being paid at closing and the remaining balance paid over three years with interest at 8%. We made annual installments in 2006 and 2007 of $30,000 and will make our final installment in August 2008. The amount of the final payment is expected to be $32,406.57. All payments will be applied to interest first with a balloon payment on August 20, 2008 when the principal balance is due in full plus interest.

In November 2005, the Company signed a land agreement with Graceland University to have the option to purchase approximately 80 acres of land for the potential plant site. The Company paid $15,000 for the land option. The option expired on December 31, 2007. In October 2007, the Company received a refund of the $15,000 paid for this land option from Graceland University.

We anticipate that the proposed site will have access to the Burlington Northern Santa Fe Railroad ("BNSF"). We also believe our proposed site will have all the necessary infrastructure and available utilities to produce biodiesel. A connection will have to be installed extending from the natural gas line to our plant. We anticipate that the Osceola municipality will provide all water to the site.

Final plant site selection is contingent on analysis of such issues as cost of water, utilities and transportation, and upon raising sufficient funds to allow construction, the securing of additional financing needed, and obtaining the necessary permits and approvals to build at the selected location.

We expect to rely upon Ball to determine the adequacy of the site for construction of the biodiesel plant.  We may encounter hazardous conditions at the chosen site that may delay the construction of the biodiesel plant.  We anticipate that Ball will not be responsible for any hazardous conditions encountered at the site.  Upon encountering a hazardous condition, Ball may suspend work in the affected area.  If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction.  The presence of a hazardous condition will likely delay construction of the biodiesel plant and may require significant expenditure of our resources to correct the condition.   If we encounter any hazardous conditions during construction that require time or money to correct, such event may negatively effect our operations, cash flows and financial performance.

On October 4, 2006, we entered into a loan agreement with Great Western Bank, under which we obtained a $2,200,000 nondisclosable draw down line of credit loan. To secure this loan, we granted Great Western Bank a security interest in all our real property located in Clarke County, Iowa.

ITEM 3. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, SIBE may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes.

We received a $100,000 forgivable loan and a $300,000 no interest VAAPFAP loan from the Iowa Department of Economic Development (IDED) on September 15, 2005. On June 19, 2007, we received a notice from IDED that we are in default of the loan agreement because we moved our project outside of Decatur County, Iowa. Under the terms of the agreement, the project must be located in Decatur County, Iowa. We must repay the $400,000 loan to IDED. The outstanding principal balance of the VAAPFAP loan is in the amount of $400,000, plus interest at the rate of six percent (6%) per year.

On December 3, 2007, we received a letter from IDED's attorney notifying us that we are in default of the VAAPFAP loan and indicating that IDED was terminating the loan agreement. To date, no legal action has been instituted against us with respect to the VAAPFAP loan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our units. Since our inception, there have been no transactions involving exchanges of our units. As of January 25, 2008, there are 77 holders of record of our membership units.

We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability as a result of their ownership of our units in a timely fashion. We anticipate that our construction lender will include restrictions on our board's ability to declare distributions as part of any loan agreements we may execute.

As of the date of this report, we have not received or used any proceeds from our registered offering. All of the funds our investors paid as deposits in our registered offering are currently being held in escrow. As of October 31, 2007, our expenses related to the registration and issuance of our public units was $637,484 which will be netted against the offering proceeds. All of these expenses were direct or indirect payments to unrelated parties.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statements Regarding Forward Looking Statements

Throughout this report, we make "forward-looking statements" that involve future events, our future performance, and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as "may," "should," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," "believe," "expect" or "anticipate" or the negative of these terms or other similar expressions. The forward-looking statements are generally located in the material set forth under the headings "MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS," "RISK FACTORS," and "DESCRIPTION OF BUSINESS," but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. Actual results may differ from projected results due, but not limited to, unforeseen developments, including developments relating to the following:

•
the effectiveness of our rescission offer to preclude certain holders of our membership units from seeking relief for alleged violations of securities laws in connection with securities issued in our initial public offering;

•	our ability to raise the equity we require to complete capitalization of the project;

•	the availability and adequacy of debt financing to complete capitalization of the project;

•	overcapacity and competition in the biodiesel industry;

•	the availability and adequacy of our cash flow to meet our requirements, including repayment of loans;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the biodiesel, agricultural or energy industries;

•	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	delays associated with construction of the proposed biodiesel plant;

•	the loss of any license or permit;

•	changes in our business strategy, capital improvements or development plans;

•	the availability of additional capital to support capital improvements and development; and

•	other factors discussed under the section entitled "RISK FACTORS" or elsewhere in this report.

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

Overview

Southern Iowa BioEnergy LLC is a development-stage Iowa limited liability company. It was formed on January 26, 2005, for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant near Lamoni in southern Iowa. We amended our Articles of Organization by filing our Amended and Restated Articles of Organization with the Iowa Secretary of State of April 15, 2005. Subsequently, we changed the size and location of our proposed biodiesel plant. We now plan to construct a 40 million gallon per year biodiesel plant in Osceola, Iowa. We have not yet engaged in the production of biodiesel and its co-products. We do not expect to generate revenues until plant construction is complete and the plant is operational. We anticipate completion of plant construction by summer 2009.

From our inception, and until October 31, 2007, we have incurred accumulated losses of approximately $1,175,737 and we anticipate that accumulated losses will continue to increase until the biodiesel plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.

Plan of Operations for the Next 12 Months

We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site acquisition and development; and (3) plant construction. Assuming the successful completion of our registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. Should we fail to complete our registered offering or secure the necessary debt financing for our project, we will not have sufficient funds available to complete our project and we anticipate ceasing development of our project and dissolving the Company. In addition, we do not expect our seed capital proceeds and current credit facilities to supply us with enough cash to cover our costs through this period, including staffing, office costs, audit, consulting, legal, compliance and staff training. We may need to secure interim debt financing to continue our development. If we are unable to secure the financing we require to continue developing our project, we may fail. We estimate that we will need approximately $52,350,000 to complete construction of the project.

The following schedule lists the steps we expect to take in the capitalization; site acquisition and development; and plant construction and start-up. Whether we will have sufficient funds to complete these activities will depend on whether we can complete the equity and debt capitalization for our project.

January - March 2008

• Update business plan;

• Preliminary contact with lenders for debt financing;

• Complete agreements for water, electricity, gas and sewer services;

• Continue discussions with BSNF Railway for the rail access at our biodiesel facility in Osceola, Iowa; and

• Clear Rescission and Equity Offerings.

April - June 2008

• Obtain construction and environmental permits;

• Enter into a technology agreement with Safer; and

• Execute a definitive design-build agreement with Ball.

• Secure debt financing; and

• Continue developing business procedures and capabilities.

July - September 2008

• Enter into construction contracts with contractors as approved by Ball;

• Begin dirt work for plant;

• Recruit and retain first key employees; and

• Provide appropriate public information.

October - December 2008

• Begin construction of plant;

• Schedule and provide for utility hook-ups

• Complete utility hook-ups;

• Recruit, acquire, and train staff as needed; and

• Provide appropriate public information.

January - March 2009

• Continue construction of plant;

• Begin testing plant components;

• Review feedstock markets with FCStone;

• Review markets with Eco-Energy; and

• Provide appropriate public information.

April - June 2009

• Complete plant construction;

• Complete staff training;

• Complete plant start-up activities; and

• Secure necessary feedstocks.

If we are not able to fully capitalize our project, we will not be able to construct the proposed biodiesel plant and our project will fail.

Project capitalization

Project Development Financing

In April, 2005 we sold 518 of our membership units to our founding members at a price of $333.33 per unit; and in August, 2005, we sold a total of 1,654 of our membership units to our seed capital investors at a price of $500 per unit; and we received aggregate proceeds from these sales of $999,665. We determined the offering price per unit of $333.33 to our founding members and $500 for our seed capital units based upon the capitalization requirements necessary to fund our development, organization and financing activities as a development-stage company.

On October 4, 2006, we entered into a loan agreement with Great Western Bank, under which we obtained a $2,200,000 nondisclosable draw down line of credit loan. We granted Great Western Bank a security interest in all our real property located in Clarke County, Iowa and five of our directors executed personal guarantees in order to secure the line of credit. We were required to pay the loan with interest at a rate of 12% per annum on the unpaid outstanding principal balance no later than April 17, 2007. We used the $2,200,000 line of credit to make a payment to REG, Inc. for pre-construction services. We used part of the refund from REG, Inc. to pay down the balance of the note and as of April 17, 2007, we had an outstanding balance of $685,000. We currently have a balance of $685,000 outstanding on this line of credit. On April 17, 2007, we extended the date upon which the outstanding principal balance is due to Great Western to August 17, 2007 and the interest rate was decreased to 10.24% per annum. Subsequently, on August 27, 2007 (effective August 17, 2007), we entered into a change in terms agreement with Great Western Bank in which we extended the date upon which the outstanding principal balance is due to Great Western Bank to February 17, 2008.

On August 16, 2007, we entered into a loan agreement with American State Bank - Osceola in which we obtained a $100,000 open-end operating line of credit loan. We must repay the principal amount of the loan with interest at a rate equal to the Wall Street Journal Prime Rate rounded to the nearest 0.25 by February 16, 2008. We have agreed to pay interest on any unpaid balance after maturity, and until paid in full, at a rate equal to rate at maturity, plus 5%. If a payment is made more than 10 days after it is due, we agreed to pay 1.5% of the late amount with a minimum of $15.00 and a maximum of $50.00. Five of our directors executed personal guarantees in order to secure the line of credit.

Subsequent to the term of this report, on January 5, 2008, we executed an amendment to this open-end operating line of credit dated December 24, 2007, increasing the available amount from $100,000 to $150,000. The terms of the amended line of credit are the same as the original line of credit. The Company has drawn $50,000 on the increased line of credit.

Registered Offering and Debt Financing

We filed a registration statement on Form SB-2 with the SEC which became effective on June 9, 2006. However, as a result of changes we made to our business plan, we are undertaking a rescission offer to the investors who subscribed for units between June 9, 2006 and May 15, 2007. We are currently addressing comments we received from the SEC regarding our rescission offer and therefore the rescission offer is not yet effective. We also filed a post-effective amendment to our registered offering describing the changes that we made to our business plan. This post-effective amendment is also currently subject to comments from the SEC and is therefore not effective. Should the SEC make our registration effective, we anticipate continuing to raise equity for our project through our registered offering.

We will not close our current offering until we have raised the minimum offering amount of $20,000,000. We anticipate that we will need between $25,850,335 and $31,350,335 in debt financing, depending on the level of equity raised in our registered offering and any grant funding received, in order to fully capitalize our project. We are currently seeking a debt financing commitment from a lender who is interested in financing our project. A debt financing commitment only obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions. While we have had preliminary contact with potential lenders, we have not entered into any loan agreements for the project and we have not received any debt financing commitments. At this time, we do not know what business and financial conditions will be imposed on us. We may not satisfy the loan commitment conditions before closing, or at all. If this occurs we may:

•	commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•	hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source; or

•
return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.

While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that Ball, Safer, and any lending institution will prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing. We expect that proceeding with plant construction prior to satisfaction of the loan commitment conditions or closing the loan transaction could cause us to abandon the project or terminate operations. As a result, you could lose all or part of your investment.

On June 11, 2007, we entered into an agreement with Ascendant Financial Partners, LLC ("AFP") to assist us with obtaining debt financing. Pursuant to the agreement, AFP was to use its best efforts to place debt capital for the project, including identifying debt capital sources, discussing the project with debt capital sources, assisting with structuring and negotiating the debt and closing the debt transaction. In exchange for AFP's services, we agreed to pay AFP 1.5% of the amount of debt capital raised, regardless of the source, amount or type of debt capital received or whether the debt is sourced by AFP or any other party. The fees were to be paid upon the financial close of the project. The agreement was to continue until debt financing is obtained or until either party elects to terminate the agreement upon 30 days written notice to the other party. On October 24, 2007, we provided notice to AFP of our intent to terminate the agreement.

On October 17, 2007, we entered into an agreement with Commercial Property Lenders, Inc. ("CPL") to assist us with obtaining debt financing. Pursuant to the agreement, CPL will use its best efforts to secure a permanent loan commitment to finance the project. In exchange for CPL's services, we agreed to pay CPL a fee equal to 2.0% of the loan amount, payable at the time of loan closing. Graceland University paid CPL a deposit of $30,000. Once we break escrow we anticipate paying CPL $30,000 and CPL will in turn refund Graceland University's $30,000 deposit. The $30,000 is refundable within thirty days of termination of the agreement, provided that SIBE cannot obtain debt financing upon terms acceptable to SIBE. In the event SIBE defaults upon the agreement, CPL is entitled to retain the $30,000 as liquidated damages.

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

Value Added Agricultural Products and Processes Financial Assistance (VAAPFAP)

On March 18, 2005, we were awarded up to $20,000 VAAPFAP Grant from the Iowa Department of Economic Development. Under the terms of the grant, the Iowa Department of Economic Development provides us with up to $20,000 for reimbursement of payments made or expenses incurred on behalf of our project for business planning and consulting services.

United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant

Nodaway Valley Biodiesel Project applied for the United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant. On August 8, 2005, we merged with Nodaway Valley Biodiesel Project and on October 31, 2005, the application was assigned to us pursuant to the merger. We have executed a grant agreement with the United States Department of Agriculture. If we comply with the terms of the agreement, we may receive up to $500,000 to construct our biodiesel facility.

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

Value Added Agricultural Processing Technical Assistance Grant

We received a Value Added Agricultural Processing Technical Assistance Grant of $5,000 from the Iowa Farm Bureau Federation.

Iowa Department of Economic Development

We received a $100,000 forgivable loan and a $300,000 no interest loan from the Iowa Department of Economic Development on September 15, 2005. On June 19, 2007, we received a notice from IDED that we are in default because we have moved our project outside of Decatur County, Iowa. Additionally, we received notice from IDED's attorney on December 3, 2007, that we were in default of the IDED loan. Under the terms of the agreement, the project must be located in Decatur County, Iowa. We must repay the loan and forgivable loan amounts to IDED. The outstanding principal balance of the VAAPFAP loan is $400,000, plus interest at the rate of six percent (6%) per year. We anticipate that until we have repaid the IDED loan, we will not be eligible to receive the state Enterprise Zone benefits previously awarded.

Iowa Soybean Promotion Board

On July 22, 2005, we were awarded a Soybean Value Added Grant from the Iowa Soybean Promotion Board in the amount of $5,000.

Product Research and Development

We do not anticipate engaging in any product research or development activities in the next 12 months.

Site acquisition and development

We have identified a proposed site for the plant located in Osceola, Iowa in Clarke County and have purchased 33 acres of real estate. We purchased 13 acres of land under an installment real estate contract with Jack Cooley, one of our initial directors, for $130,000. In addition, we entered into an installment agreement with Fonda Brodsack to purchase 20 additional acres for our biodiesel facility adjacent to the property purchased from Mr. Cooley. Under the terms of the installment agreement with Ms. Brodsack, we will pay $60,000 for the land.

We anticipate the Burlington Northern Santa Fe Railroad ("BNSF") will serve our biodiesel plant. We anticipate constructing access to the BNSF line on our plant site. We also believe our proposed site will have all the necessary infrastructure and available utilities to produce biodiesel and glycerin. A connection will have to be installed extending a natural gas line to our plant. We anticipate that the Osceola municipality will provide all water to the site.

Plant construction and start-up of plant operations

We expect to complete construction of the proposed plant and commence operations approximately 12 to 18 months after closing our registered offering. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary water, natural gas and other power sources, feedstock procurement agreements and marketing agreements for biodiesel and glycerin. Assuming the successful completion of our registered offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

In April 2007, we entered into an interim agreement with Ball Industrial Services, LLC ("Ball") to construct our biodiesel facility. The interim agreement was to be in place until the earlier of the execution of a definitive agreement between the Company and Ball or August 1, 2007, whichever occurred later. On December 7, 2007, we entered into a new interim agreement with Ball to construct our biodiesel plant. The new interim agreement is effective until the later of when we enter into a definitive agreement with Ball for the construction of the biodiesel plant or August 1, 2008. The interim agreement we have with Ball anticipates that SAFER Energy, LLC (Safer) will be the technology provider for our project and will supply certain machinery and equipment for the project. The interim agreement does not provide for a total cost for Ball to construct our proposed biodiesel plant. The interim agreement provides that the total cost of the project will be determined when the Company and Ball enter into a definitive design-build contract. We may never enter into a final design-build contract with Ball. We currently anticipate that we will pay Ball $14,480,000 to construct our biodiesel plant. In addition, we anticipate paying Safer $27,000,000 for the technology for our plant. We anticipate the total cost of the plant, including the technology, to be $41,480,000. However, the actual cost of the plant may increase significantly. We paid Ball a $50,000 deposit pursuant to the terms of the interim agreement.

On May 30, 2007, we entered into a risk management and feedstock agency agreement with FCStone, LLC in which FCStone will provide us with risk management and feedstock purchasing agent services. FCStone will provide us with consulting services related to the implementation of a risk management program. In exchange for FCStone's risk management and feedstock agency services, we will pay FCStone a service fee of Four Hundred Fifty Thousand Dollars ($450,000) per year, payable in advance in equal monthly installments of Thirty-Seven Thousand Five Hundred Dollars ($37,500), due on the first day of each month after operations begin. The initial term of the feedstock agency agreement is 3 years and will automatically renew for 1 year terms thereafter, unless either party gives written notice of non-renewal to the other party not less than 90 days prior to the end of the current term. In addition, either party may terminate the feedstock agency agreement for material breach upon 90 days notice to the other party.

On June 6, 2007, we entered into a biodiesel marketing agreement with Eco-Energy Biodiesel, LLC ("Eco-Energy") in which Eco-Energy will market our biodiesel. We expect Eco-Energy to purchase and market all of the biodiesel we produce at our plant. In addition, Eco-Energy will provide us with analysis of biodiesel supply and demand; market access to distribution channels developed by Eco-Energy; analysis and audit of biodiesel customers, including creditworthiness; marketing specialists and sales representatives to attain and establish sales opportunities and relationships for the facility's products; transportation and logistics for biodiesel shipments; and invoicing and accounts receivable management. The initial term of the agreement is 3 years which will automatically be renewed unless we give Eco-Energy 4 months written notice prior to the end of the initial term of our intent not to renew. We will pay a fee of 1% of the net purchase price per gallon of biodiesel for services of Eco-Energy and materials provided. In addition, we will pay a marketing fee of $0.015 per net gallon of biodiesel , payable monthly on actual gallons shipped.

On November 6, 2007, we entered into a non-binding memorandum of understanding with Safer to provide us with certain design, engineering, and construction services for our biodiesel plant. We entered into a non-binding memorandum of understanding with Safer regarding some of the general terms we anticipate will be embodied in a final agreement with Safer. We anticipate negotiating a definitive agreement with Safer in the next few months. We anticipate paying Safer approximately $27,500,000 for design, engineering and construction services, however, this number may change when we negotiate the definitive agreement with Safer. We anticipate paying a portion of Safer's fee in cash and a portion in our units, however, we do not have any definitive agreement to do so. We have not reached any definitive agreement with Safer and we may never do so.

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

We do not anticipate hiring a third-party management company to operate our biodiesel facility. Rather, we intend to hire our own production personnel capable of successfully operating the facility at capacity. However, we may not be able to hire qualified production personnel at reasonable wages, if at all. We expect our biodiesel production facility to utilize Safer production technology. Safer production technology has been used in two plants in the United States and plants in Australia and Europe. Our inability to hire production personnel with experience or training in the operation of Safer biodiesel production technology may result in our inability to operate the proposed plant at capacity, or at all, which would result in the loss of some or all of your investment.

Permitting and Regulatory Activities

We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. Our interim agreement with Ball provides that we will be responsible for securing all of the necessary permits to build and operate the proposed biodiesel plant. We may need to hire a consultant to assist us in securing the permits we will require. Currently, we do not anticipate problems in obtaining the required permits, however such problems may arise in which case our plant may not be allowed to operate.

Trends and Uncertainties That May Affect Management's Plan of Operation

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

Growth and Increased Competition in the Biodiesel Industry

According to the National Biodiesel Board, the biodiesel manufacturing industry is experiencing rapid growth. In 2006, approximately 250 million gallons of biodiesel were produced in the United States. According to the National Biodiesel Board, the 2006 biodiesel production was almost three times higher than biodiesel production in 2005. Additionally, 2007 biodiesel production was estimated by the National Biodiesel Board to be 350 million gallons. However, many biodiesel plants do not operate at full capacity. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of these plants is approximately 2.24 billion gallons per year. Further, current plant construction and expansion are expected to result in another 1.11 billion gallons of annual biodiesel production capacity, for total annual production capacity of 3.35 billion gallons which is significantly higher than the amount of biodiesel estimated to have been used in 2007. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result, and we may be unable to sell our biodiesel profitably.

Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of vegetable oils and other inputs. We do not have any long-term commitments to acquire vegetable oils or any other inputs for biodiesel production at our plant. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in less income, which would decrease our revenues and result in the loss of some or all of your investment.

According to a report by the National Biodiesel Board on September 30, 2006, commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous other entities considering the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. In January 2008, the National Biodiesel Board estimated:

•	there were 172 active plants with an annual production capacity of 2.24 billion gallons annually;

•	another 55 plants are currently under construction and an additional 3 plants are expanding their existing operations;

•	the additional combined capacity of these plants under construction is estimated at 1.11 billion gallons per year;

•	biodiesel plants are operating or have been proposed in at least 46 states; and

•	currently, there are 13 operating biodiesel plants in Iowa.

The current biodiesel producers and those that may commence producing biodiesel in the future will be competitors with us if we complete construction of our proposed biodiesel plant. Should the supply of biodiesel continue to increase without corresponding increases in biodiesel demand, we may be unable to complete capitalization of our project. Further, if we do construct our proposed biodiesel plant, we may not be able to operate it profitably.

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

The decreasing availability and increasing price of soybean and other vegetable oils may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues.

Our plant may utilize a number of vegetable oils as the feedstock for biodiesel production; however, we will likely predominantly use soybean oil. On November 14, 2007, the United States Department of Agriculture ("USDA") reported the October average price of soybean oil was approximately $0.38 per pound. In the USDA's November 14, 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007 through 2008 forecast being $0.38 to $0.42 per pound which is $0.03 higher than the September forecast. The twenty-year average price for soybean oil is approximately 21 cents per pound. The USDA's Economic Research Service preliminarily reported on October 15, 2007 that the September average for soybean oil was 36.89 cents per pound.  December soybean oil future contracts at the end of September exceeded 40 cents per pound. The USDA reported on December 12, 2007 in its Oilseed Crop Outlook report that prices for soybean oil may continue to rise because farmers may plant too little soybean acreage in 2008 to remedy the narrowing gap with consumption. If the availability of soybean oil continues to decrease and the price of soybean oil continues to increase, we may be unable to obtain adequate quantities of feedstock at economical prices, which could have a material adverse effect on our business.

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

Proposed Source of Funds

The following tables set forth various estimates of our sources of funds, depending upon the amount of units sold to investors in our public offering and based upon the various levels of equity that our lenders may require. The information set forth below represents estimates only and actual sources of funds could vary significantly due to a number of factors, including those described in the section entitled "RISK FACTORS" and elsewhere in this report.

Sources of Funds	Maximum 25,500 Units Sold	Percent Of Total
Unit Proceeds	$25,500,000	48.72
Seed Capital Proceeds	827,000	1.58
Founding Member Proceeds	172,665	0.32
Term Debt Financing	25,850,335	49.38
Total Sources of Funds	$52,350,000	100.00%

Sources of Funds	If 22,750 Units Sold	Percent of Total
Unit Proceeds	$22,750,000	43.47
Seed Capital Proceeds	827,000	1.58
Founding Member Proceeds	172,665	0.32
Term Debt Financing	28,600,335	54.63
Total Sources of Funds	$52,350,000	100.00%

Sources of Funds	Minimum 20,000 Units Sold	Percent of Total
Unit Proceeds	$20,000,000	38.22
Seed Capital Proceeds	827,000	1.58
Founding Member Proceeds	172,665	0.32
Term Debt Financing	31,350,335	59.88
Total Sources of Funds	$52,350,000	100.00%

Proposed Use of Proceeds

The following is our estimate of our costs and expenditures for our biodiesel project. These estimates are based on discussions with Ball and estimates provided by Safer. Depending on the new technology provided, these estimates may change. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

Use of Proceeds
Construction Costs:
Base Construction Cost	$10,560,000
Technology	$27,500,000
Construction Contingency	$2,000,000
Utility Extensions	$100,000
Administrative Building	$250,000
Construction performance bond	$300,000
Construction Insurance Costs	$150,000
Capitalized Interest	$1,000,000
Land Cost:	$190,000
Start up Costs:
Financing Costs	$1,350,000
Organization Costs(1)	$821,000
Working Capital—Accounts Receivable	$3,500,000
Working Capital - Accounts Payable	$600,000
Working Capital--Inventory	$3,500,000
Working Capital—Cash	$529,000
TOTAL	$52,350,000

Employees

We currently have one full-time employee. We expect to hire approximately 14 full-time employees as needed as we begin plant operations. See "DESCRIPTION OF BUSINESS - Employees."

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

Liquidity and Capital Resources

As of October 31, 2007, we had total assets of $1,269,566 consisting primarily of property and equipment. As of October 31, 2007, we had current liabilities of $1,489,139 consisting primarily of our operating lines of credit, notes payable and accounts payable. Since our inception through October 31, 2007, we have an accumulated deficit of $1,175,737, primarily due to start-up business costs. Total liabilities and members' equity as of October 31, 2007, was $1,269,566. Since our inception, we have generated no revenue from operations.

Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $52,350,000. We raised $999,665 from our founding members and in our seed capital offering. In addition, we are seeking to raise a minimum of $20,000,000 and a maximum of $25,500,000 of equity in our registered offering. Including the $999,665 we raised from our founding members and in our seed capital offering, and depending on the level of equity raised in our registered offering and the amount of grants and other incentives awarded to us, we expect to require debt financing ranging from $25,850,335 to $31,350,335. We have not received any commitments from any financing sources for our project. We anticipating continuing to try to raise the equity and debt financing we require to build our proposed biodiesel plant.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Southern Iowa BioEnergy, LLC
Lamoni, Iowa

We have audited the accompanying balance sheet of Southern Iowa BioEnergy, LLC (a development stage company), as of October 31, 2007, and the related statements of operations, changes in members’ equity, and cash flows for the fiscal years ended October 31, 2007 and 2006, and the period from inception (January 26, 2005) to October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Iowa BioEnergy, LLC, (a development stage company) as of October 31, 2007, and the results of its operations and its cash flows for the years ended October 31, 2007 and 2006, and the period from inception (January 26, 2005) to October 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

Certified Public Accountants

Minneapolis, Minnesota
January 29, 2008

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Balance Sheet
October 31, 2007

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10,298
Prepaid Expenses	3,124
Total Current Assets	13,422

PROPERTY, PLANT AND EQUIPMENT
Land	190,000
Furniture and Office Equipment	10,887
Construction in Process	368,011
568,898
Accumulated Depreciation	(5,181)
Net Property, Plant and Equipment	563,717

OTHER ASSETS
Construction Contract Retainer	50,000
Deferred Offering Costs	637,484
Deferred Financing Costs, net	4,943
Total Other Assets	692,427

TOTAL ASSETS	$1,269,566

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Balance Sheet
October 31, 2007

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Operating Lines of Credit	$780,946
Notes Payable	415,000
Accounts Payable	205,804
Accrued Liabilities	87,389
Total Current Liabilitites	1,489,139

MEMBERS' EQUITY
Member contributions, 2,172 Units
issued and outstanding	956,164
Deficit Accumulated During Development Stage	(1,175,737)
Total Members' Equity	(219,573)
TOTAL LIABILITIES AND MEMBERS' EQUITY	$1,269,566

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Statement of Operations

			From Inception
	Twelve Months	Twelve Months	(January 26, 2005)
	Ended	Ended	Through
	October 31, 2007	October 31, 2006	October 31, 2007
Revenues	$–	$–	$–

Cost of Revenues	–	–	–

Gross Profit	–	–	–

Operating Expenses

Professional Fees	212,310	360,957	743,800

General & Administrative	100,431	176,482	338,839

Loss on Sale of Fixed Assets	1,000	–	1,000

Total Operating Expenses	313,741	537,439	1,083,639

Operating Loss	(313,741)	(537,439)	(1,083,639)

Other Income/(Expense)
Grant Income	–	101,000	131,000
Other Income	25,023	271	25,294
Interest Income	3,958	13,143	21,335
Interest Expense	(214,345)	(55,382)	(269,727)
Total Other Income/(Expense)	(185,364)	59,032	(92,098)

Net Loss	($499,105)	($478,407)	($1,175,737)

Weighted Average Units Outstanding	2,172	2,172	1,733

Net Loss Per Unit - Basic and Diluted	($229.79)	($220.26)	($678.44)

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Statement of Cash Flows

			From Inception
	Twelve Months	Twelve Months	(January 26, 2005)
	Ended	Ended	Through
	October 31, 2007	October 31, 2006	October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($499,105)	($478,407)	($1,175,737)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities
Depreciation and Amortization	52,194	11,538	64,039
Professional Fees Expensed from Construction Deposit	58,380	116,302	174,683
Loss on sale of asset	1,000	–	1,000
Change in Assets and Liablilities
Prepaid Expenses	11,416	(14,540)	(3,124)
Accounts Payable	(174,696)	83,634	79,443
Accrued Liabilities	5,523	19,366	24,889
Net Cash Used in Operating Activities	(545,288)	(262,107)	(834,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Land Option	–	(15,000)	(15,000)
Refund on Land Option	15,000		15,000
Refunds on Construction in Process	1,657,305	–	1,657,305
Expenditures for Property and Equipment	–	(16,638)	(158,687)
Proceeds from Sale of Property and Equipment	5,500	–	5,500
Payment of Construction Deposit	(50,000)	–	(50,000)
Net Cash From (Used for) Investing Activities	1,627,805	(31,638)	1,454,118

CASH FLOWS FROM FINANCING ACTIVITIES
Net Payments on Line of Credit	(1,419,054)	–	(1,419,054)
Proceeds from Notes Payable	400,000	–	400,000
Membership Contributions	–	–	999,665
Payments on Long-Term Contract	(10,000)	(10,000)	(20,000)
Payments on Notes Payable	(15,000)	–	(15,000)
Payments for Cost of Raising Capital	–	–	(43,501)
Payments for Deferred Offering Costs	(88,272)	(254,225)	(511,123)
Net Cash From (Used for) Financing Activities	(1,132,326)	(264,225)	(609,013)

Net Increase in Cash and Cash Equivalents	(49,809)	(557,970)	10,298
Cash and Cash Equivalents - Beginning of Period	60,107	618,077	–

Cash and Cash Equivalents - End of Period	$10,298	$60,107	$10,298

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES INFORMATION
Deferred Offering Costs in Accounts Payable	$126,361	$11,389	$126,361
Land Purchased with Contract Payable	–	50,000	50,000
Construction Retainer Payable	–	–	300,000
Refund of Retainer Payable	344,584	–	344,584
Net Borrowings on Operating Line of Credit for
payment towards Construction in Process	–	–	368,012
Net Borrowings on Operating Line of Credit for
payment towards Contruction Retainer Deposit	–	–	47,070
Amount due to Directors for Financing Costs	–	–	62,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$217,132		$263,585

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Statement of Members' Equity
Period from January 26, 2005 (Inception) to October 31, 2007

			Deficit
		Capital	Accumulated During
	Totals	Contributions	Development Stage

Balance - Inception, January 26, 2005	$–	$–	$–

Units Subscribed - 405 Units	135,000	135,000	–
$333.33 per unit, January, 2005

Less units subscribed receivable, January 2005	(135,000)	(135,000)	–

Collection of units subscribed receivable, January - May 2005	135,000	135,000	–

Capital Contributions - 113 Units, $333.33 per unit, May 2005	37,665	37,665	–

Capital Contributions, 1,654 Units, $500 per unit, August 2005	827,000	827,000	–

Cost of Raising Capital	(43,501)	(43,501)	–

Net Loss for the Period Ending October 31, 2005	(198,225)	–	(198,225)

Balance - October 31, 2005	757,939	956,164	(198,225)

Net Loss for the Year Ending October 31, 2006	(478,407)	–	(478,407)

Balance - October 31, 2006	279,532	956,164	(676,632)

Net Loss for the Year Ending October 31, 2007	(499,105)	–	(499,105)

Balance - October 31, 2007	($219,573)	$956,164	($1,175,737)

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC

NOTES TO FINANCIAL STATEMENTS
October 31, 2007

Note 1: Organization and Nature of Business

The Company was formed on January 26, 2005 to have an indefinite life. The Company was organized to fund and construct a 40 million gallon biodiesel plant with distribution to Midwest states. The proposed plant site is to be located in Osceola, Iowa. Construction is anticipated to begin in spring of 2008. As of October 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising, and permitting activities.

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

Significant estimates include the deferral of expenditures for offering costs and construction in process which are dependent upon successful financing and project development, as discussed below. It is at least reasonably possible that these estimates may change in the near term.

Construction in process consists of costs incurred by the Company’s prior general contractor for materials related to the construction of the plant. The actual cost of the material either utilized by the Company in the construction of the plant could differ from that estimate.

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

SOUTHERN IOWA BIOENERGY, LLC

NOTES TO FINANCIAL STATEMENTS
October 31, 2007

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

The Company has incurred construction in process costs due to purchases of construction materials. These costs were incurred by the Company’s prior general contractor. The Company plans to utilize this material for the construction of the plant.

DEFERRED OFFERING COSTS

The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.

DEFERRED FINANCING COSTS

Deferred financing costs as of October 31, 2007 were $4,943. Amortization during the twelve month period ending October 31, 2007 was $53,572 and is computed using the straight line method over the term of the loan.

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

SOUTHERN IOWA BIOENERGY, LLC

NOTES TO FINANCIAL STATEMENTS
October 31, 2007

NET LOSS PER UNIT

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the fiscal 2007 and 2006 periods presented; accordingly, for fiscal 2007 and 2006, the Company’s basic and diluted net loss per unit are the same. In addition, for fiscal 2007 and 2006 diluted net loss per unit is identical to basic net loss per unit since any unit equivalents are excluded from the calculation, as their effect is anti-dilutive.

DISTRIBUTION OF NET INCOME AND LOSSES

The Company’s net income or loss is allocated to the members based on their percentage of total capital ownership.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is evaluating the effect, if any, that the adoption of SFAS 157 will have on its results of operations, financial position, and the related disclosures.

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

Note 3: Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the fiscal years ended October 31, 2007 and 2006, and the period from inception (January 26, 2005) to October 31, 2007, the Company generated net losses of $499,105, $478,407 and $1,175,737, respectively. As of October 31, 2007, the Company had members’ deficit of ($219,573) and a working capital deficit of ($1,475,717), respectively. The Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s equity drive (see Note 4) and/or through raising additional capital and ultimately obtaining the necessary capital to proceed with the construction of the plant.

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

The Company initially issued 518 units to its board of directors during 2005 at a price of $333 per unit.

SOUTHERN IOWA BIOENERGY, LLC

NOTES TO FINANCIAL STATEMENTS
October 31, 2007

PRIVATE PLACEMENT MEMORANDUM

The Company issued a Private Placement Memorandum dated July 5, 2005 for the sale of 1,654 member units. The units were offered at a price of $500 per unit. All 1,654 units were sold and issued on August 31, 2005 through this offering and remain outstanding at October 31, 2007. The proceeds from this offering are being used to pay for organizational and development costs and expenses the Company has incurred in connection with this project.

As of October 31, 2007, the Company had 2,172 units issued and outstanding held by 77 members in consideration of total gross capital contributions of $999,665.

REGISTRATION STATEMENT

The Company filed a registration statement with the Securities and Exchange Commission on Form SB-2. The registration was declared effective, for a period of one year, on June 9, 2006, at which time the Company began selling units.

On June 8, 2007, the Company filed a rescission offer and a post-effective amendment to its registration statement. Although the project location and intended general contractor have changed, the terms of the offering remain substantially the same. In addition, two post-effective amendments have been filed since then, which changed both the minimum and maximum units under the Company’s offering and reflected the signing of a Memorandum of Understanding entered into by the Company with SAFER Energy, LLC.

In this agreement, the Company will issue 11,000 equity units ($11,000,000) in exchange for products and services provided by SAFER Energy LLC. As of October 31, 2007, the Company had received subscriptions from potential investors totaling approximately $12,015,000, a portion of which is held in escrow. These funds, however, are subject to refund of the aforementioned rescission offer. If all the investors who purchase the Company’s units prior to May 15, 2007 accept the rescission offer, the Company will be required to make an aggregate payment to the holders of these units of approximately $2,240,000. The Offering is for up to a maximum of 25,500 units for sale at $1,000 per unit ($25,500,000). The potential investor must submit a 10% deposit with their subscription agreement and execute a promissory note for the remaining balance due upon 30 days notice from the Board of Directors.

Escrow may break when the Company: (a) has received a minimum of $20,000,000 in subscription proceeds which includes the $11,000,000 as payment for construction services provided (b) has obtained a written debt financing commitment for debt financing ranging from $25,850,333 to $31,350,335, depending on the level of equity raised and any grant funding received and (c) has entered into a definitive agreement with SAFER Energy LLC (SAFER) to perform design, manufacturing and installation of the processing operations for certain portions of the plant. The Company will reach financial close, upon the execution and delivery of all required documents, including those related to (a), (b) and (c).

Note 5: Property and Equipment

The cost and lives of property and equipment at October 31, 2007 is as follows:
	Life in
	Years	Cost
Furniture and Office Equipment	3-7	$10,887

The cost of land was $190,000, which has been pledged to the bank (see Note 8).

In November 2005, the Company signed a land agreement with Graceland University to have the option to purchase approximately 80 acres of land for the potential plant site. The Company paid $15,000 for the land option. Pursuant to the change in plant location, the Company’s utilization of the land agreements in the near term is unlikely. On October 2, 2007, the Company received a refund of the initial deposit of $15,000 from Graceland University.

SOUTHERN IOWA BIOENERGY, LLC

NOTES TO FINANCIAL STATEMENTS
October 31, 2007

Note 6: Financing Arrangements

On October 4, 2006, the Company entered into a $2,200,000 bank line of credit, due April 17, 2007 and bearing interest at 12%, to acquire the necessary funds to enter into and make payment on a pre-construction agreement. On April 4, 2007, the Company amended the agreement effectively converting it into a term note and extended the maturity date through August 18, 2007 and changed the effective rate of interest to 10.24%. The Company has executed a second extension, effective August 17, 2007 which extends the maturity date to February 17, 2008 at which time the principal balance along with any unpaid interest is due in its entirety. The balance outstanding as of October 31, 2007 totaled $685,000, which is due in its entirety on February 17, 2008.

The agreement is secured by substantially all the Company’s assets. In addition, five of the Company’s directors each executed personal guarantees from $175,000 to $300,000 to secure the debt. In consideration for the personal guarantees, the Company agreed to pay each director a fee equal to 5% of the amount personally guaranteed. At October 31, 2007, $62,500 has been included in accrued liabilities for payments to these directors upon maturity of the line of credit. From inception (January 25, 2005) to October 31, 2007, a total of $57,557 in amortization has been charged to interest expense, of which $48,628 relates to amortization incurred during the fiscal year ended October 31, 2007.

On August 16, 2007, the Company entered into a $100,000 bank line of credit agreement, due February 16, 2008, to acquire funds for operational activities of the Company. The agreement accrues interest at the Wall Street Journal prime rate rounded to .25%, and is adjusted daily. The interest rate as of October 31, 2007 totaled 7.75%. Outstanding borrowings and interest are due in entirety on the date of maturity. The line of credit is secured by substantially all the assets of the Company. The line is guaranteed by five of the Company’s directors. As of October 31, 2007, approximately $96,000 was outstanding.

During January 2008, the Company entered into an $50,000 line of credit agreement with this same lender. Principal and interest are due at maturity which is February 16, 2008. Interest is charged on outstanding borrowings at the Wall Street Journal prime rate.

Total interest expense charged to operations, related to borrowings on the lines of credit, for the fiscal year ended October 31, 2007 amounted to $162,675.

Note 7: Income Taxes

The differences between financial statement basis and tax basis of assets are as follows:

October 31 2007
Financial statement basis of assets	$1,269,566
Add: Start-up costs	973,869
Add: accumulated book depreciation	5,181
Add: deferred financing costs amortization expense	57,557

Income tax basis of assets	$2,306,173

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

Note 8: Contracts Payable & Government Loans

The Company entered into an installment agreement in 2005 for the purchase of approximately 20 acres of land near Osceola, Iowa for $60,000. Under the terms of the agreement, the Company paid $10,000 at closing, and the remaining balance will be paid over three years. The contract bears an 8% interest rate, and is payable in $10,000 installments due on August 20 of each year with a balloon payment of the remaining contract balance due on August 20, 2008. As of October 31, 2007, the Company owes a balance of $30,000. The note is secured by the land.

SOUTHERN IOWA BIOENERGY, LLC

NOTES TO FINANCIAL STATEMENTS
October 31, 2007

On November 2, 2006, the Company received a $400,000 loan from the Iowa Department of Economic Development (IDED). During September 2005, the Company was approved for the IDED loans which are comprised of a $100,000 forgivable loan and a $300,000 interest free loan. These loans are secured by a blanket UCC filing covering all personal property currently in possession of the Company.

The Company changed the intended site of the plant from Decatuer County, Iowa to Osceola, Iowa. Per the terms of the IDED agreements, the project must be located in Decateur County, Iowa, therefore the Company is no longer eligible for the loans. The Company has been verbally informed by IDED that they are to repay the loans. Until such time as the Company repays the loan proceeds, it is not eligible to receive any IDED benefits for the Osceola location; the remaining principal balance of $415,000 has been classified as a current liability at October 31, 2007.

Note 9: Grants

The Company has applied for various Federal, State and Local grants. Since inception to October 31, 2007, the Company has received a total of $131,000 of grants utilized for general business and operating expenses.

On October 31, 2005, the Company was approved by the United States Department of Agriculture to receive up to $500,000 for the construction of the plant. To receive any of the grant money the Company must be able to raise 75% of the eligible project costs to complete the project. As of October 31, 2007, the Company has not received any cash related to this grant.

On October 5, 2005, the Company received an award letter from the Iowa Department of Economic Development indicating that the application for the Enterprise Zone financial assistance was selected for funding. Due to the Company’s change in intended plant location, the grant award may not be utilized at the Osceola, Iowa plant location without specific approval of the IDED (see further discussion in Note 8). As of October 31, 2007, the Company is attempting to transfer the award privileges for use at the new location, but no definitive approval has been provided.

On December 19, 2006, the Company received an approval of their grant application from the Iowa Rail Finance Authority Board for $250,000 or up to 80% of total eligible costs, whichever is less. The application was submitted by the Company for the Rail Revolving Loan and Grant program. The approved funding consists of a $150,000 loan and grant of $100,000 towards the construction of Company railway. Per the terms of the grant approval letter, to receive the grants, the Company will have to maintain a certain number of jobs for twenty-four months from the date the Company signs the final acceptance, which the company anticipates in fiscal 2007. As of October 31, 2007, no funds have been received relating to this grant.

Note 10: Commitments and Contingencies

PLANT CONSTRUCTION

On May 17, 2007, the Company signed an interim construction agreement with Ball Industrial Services, LLC (BIS) for the engineering, procurement, and construction for a portion of the Company’s plant. The intent of the interim agreement is to establish a base line from which BIS will execute a definitive agreement unless sooner terminated by either party. On December 7, 2007, the Company entered into an amended interim agreement with BIS which updated the agreement for the construction of a 40 million gallon per year biodiesel plant as well as define the date to which a definitive agreement will be signed. The letter of intent states the agreement is in effect until the later of the date the definitive agreement is executed or August 1, 2008. Upon signing of the definitive agreement, the Company was required to pay BIS $750,000 for pre-construction engineering, design, deposits, and other initial project expenses. No definitive agreement has yet been signed.

SOUTHERN IOWA BIOENERGY, LLC

NOTES TO FINANCIAL STATEMENTS
October 31, 2007

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

On December 7, 2007, the Company entered into an amended interim agreement with BIS of which updated the agreement for the construction of a 40 million gallon per year biodiesel plant as well as define the date to which a definitive agreement will be signed. The letter of intent states the agreement is in effect until the later of the date the definitive agreement is executed or August 1, 2008. Upon signing of the definitive agreement, the Company was required to pay BIS $750,000 for pre-construction engineering, design, deposits, and other initial project expenses.

On November 6, 2007, the Company entered into a Memorandum of Understanding (Understanding) with SAFER for the design, manufacture, and installation of the processing operations for a portion of the Company’s plant. The intent of the agreement is to work towards a definitive agreement in a good faith effort.

Per the terms of the Understanding, the gross cost of $27,500,000 will be paid in $16,500,000 cash and $11,000,000 in Company units at the offering price of $1,000 per unit, or 11,000 units. The Company has paid a deposit of $100,000 for the services. The contract will be paid in three installments mirroring the phases of construction. In the design phase the Company shall pay SAFER $1,650,000 in cash and $1,100,000 in units, of which are held in escrow to allow SAFER to begin the design phase of construction and coordination with BIS for site and facilities design. In the manufacturing phase of construction, the Company shall pay SAFER $3,300,000 in cash and $2,200,000 in units, of which will be held in escrow. Four weeks after the first payment made in the manufacturing stage, the Company shall pay a total of $4,950,000 in cash and $3,300,000 in units in six equal installments of $825,000 in cash and $550,000 units every four weeks until completion of the plant.

The Company also has the option of choosing a letter of credit payment method. Under this method, one payment of $8,250,000 in cash and $5,500,000 in units is due at the time of the manufacturing deposit. Upon delivery and installation of equipment necessary to run the plant, the Company shall pay SAFER $5,775,000 in cash and $3,850,000 in units. Upon completion of the plant the Company shall pay SAFER $825,000 in cash and $550,000 in units, of which is contingent upon final approval of the plant by the Company.

The Understanding with SAFER is contingent upon execution of a definitive agreement and the Company’s success at securing debt financing. In the event the Company is not able to enter into a definitive agreement with SAFER, $50,000 of the deposit is refundable. To date, the definitive agreement has not been signed.

Prior to the construction contract with Ball Industries and SAFER Energy, LLC, on March 2, 2005, the Company entered into a non-binding letter of intent with Renewable Energy Group, Inc (REG) for construction of the plant. On October 8, 2006, the Company paid $2,200,000 to REG as a deposit on pre-construction services. On April 17 2007, the Company orally terminated its non-binding agreement with REG. The Company requested and received approximately $1,657,310 from REG as a refund of previously deposited and uncommitted funds under the pre-construction agreement. This refund was used primarily as a repayment on the outstanding principal balance on the line of credit including interest due. As a result of this refund, the Company currently has $368,011 of materials, in construction in process, for which they may take possession or receive an additional refund.

CONSULTING CONTRACTS

On April 17, 2007, the Company rescinded the clauses of the management and operational services agreement related to the marketing duties, feedstock acquisition as a result of terminating the construction agreements with the Company’s former general contractor as mentioned below. As of August 1, 2007, the Company also rescinded the agreement for services related to management and operational services.

SOUTHERN IOWA BIOENERGY, LLC

NOTES TO FINANCIAL STATEMENTS
October 31, 2007

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

The agreement shall continue after the initial term unless and until one party gives written notice of termination to the other of a proposed termination date, at least 12 months in advance of a proposed termination date. The initial term or any subsequent term may also be modified upon the mutual written consent of the parties. Early termination may occur if certain conditions in the contract are not met. In the case of early termination the breaching party will be required to indemnify the other party for losses, claims and damages resulting from the termination. As a result of the termination of this agreement, the Company has not paid any early termination fees to the former general contractor.

On February 23, 2006, the Company entered into a consulting agreement with a marketing group to provide services relating to development of collateral materials, presentation materials, and advertising related to the Company’s equity drive. The company will pay up to $282,000 for the services provided. From inception of the agreement, the Company has incurred $261,411 for consulting services, including $31,971 in accounts payable. These costs are capitalized in Deferred Offering Costs as of October 31, 2007.

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

On May 30, 2007, the Company entered into a three year risk management and feedstock agency agreement with an unrelated third party. The agent will provide the feedstock risk management, act as a purchasing agency, and consulting services to the Company in order to implement a risk management program. The agent shall be limited to solicitation of new supply relationships for the Company and the solicitation of supply proposals, including proposed individual supply contracts for immediate or future delivery for acceptance by the Company after a new supply relationship has been established. The agent will also arrange for the transportation and delivery of feedstocks. Risk management services also allow the parties to enter into certain hedging or other futures agreements and transactions from time to time. Beginning on the plant’s operational date, the Company will pay an annual fee of $450,000, which totals $.015 per gallon of the anticipated annual plant capacity of 30 million gallons of finished product per year, payable in monthly installments of $37,500 due on the first day of each month. The agreement was later amended to increase the capacity in gallons to 40 million gallons of finished product per year to agree to the Company’s construction plan. The fee will be adjusted once per year based on the actual gallons of finished product output within the year. This agreement will automatically extend for an unlimited number of successive one year terms on each anniversary date of the agreement unless either party gives written notice not less than 90 days prior to the anniversary date.

SOUTHERN IOWA BIOENERGY, LLC

NOTES TO FINANCIAL STATEMENTS
October 31, 2007

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

On June 11, 2007, the Company entered into consulting services agreement with an unrelated financial advisory services firm. The advisor will provide consulting and advisory services to obtain senior lending, assisting with structuring and negotiating debt and the closing transactions. The Company shall pay a fee of 1.5% of the amount of debt capital raised, payable at the financial close of the project. The Company provided written notice of termination of this agreement on October 25, 2007 with an effective date of December 1, 2007.

On October 4, 2007, the Company entered into an agreement with a consulting firm to provide services to obtain permanent debt financing for the construction of a 40 million gallon plant for a period of 120 days beginning on October 18, 2007. The Company shall pay a fee of 2% of the loan amount when permanent financing is provided. Graceland University paid the $30,000 good faith deposit on behalf of the Company. Once the Company breaks escrow, the Company will pay the consulting firm $30,000 and the consulting firm will then refund Graceland University's $30,000 deposit. The deposit is fully refundable in the event that permanent debt financing is not provided. In the event the Company does not meet the requirements to break escrow the agreement will immediately terminate.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company's inception and is the Company's independent auditor at the present time. The Company has had no disagreements with its auditors.

ITEM 8A. CONTROLS AND PROCEDURES.

Management of Southern Iowa BioEnergy, LLC is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. Our internal control system over financial reporting is a process designed under the supervision of our Principal Executive Officer (William T. Higdon) and Principal Financial Officer (Alan Elefson) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this annual report. Based on their evaluation of our disclosure controls and procedures, they have concluded that, due to the material weaknesses described below, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management and the audit committee have concluded that during the period covered by this report, there were deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be "material weaknesses." Specifically, there were several adjustments related to the October 31, 2007 financial statements that were proposed and recorded, as well as revisions that were made, due to items that were not identified by our disclosure controls and procedures. These included adjustments required to the financial statements related to deferred offering costs and pre-paid expenses. Although each proposed adjustment or revisions, when taken alone, would likely not be considered to be a material weakness, we have determined that the number of changes and the nature of the items, when taken together, could be considered to be a material weakness.

We have formed an audit committee and that committee will increase its review of our disclosure controls and procedures. Additionally, as a result of the material weaknesses identified during the review of the October 31, 2007 financial statements, management has increased its review of financial information, specifically related to the balance of the deferred offering costs and pre-paid expenses. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors, Executive Officers and Significant Employees

The following table shows the directors and officers of Southern Iowa BioEnergy:

Director	Office
William T. Higdon	Director & Chairman/President
Leon Kessel	Director & Vice Chairman
Alan Elefson	Director and Treasurer
Randy Layton	Director
J.R. Cornett	Director
William Morain	Director and Secretary
Jack Cooley	Director
J. Scott Sunderman	Director

Business Experience of Directors and Officers

The following is a brief description of the business experience and background of our officers and directors.

Dr. William T. Higdon, President and Director, Age 78 - 12604 Elk Ridge Rd., Lamoni, IA 50140

Dr. Higdon retired to a farm near Lamoni, Iowa about four years ago. Prior to that, Dr. Higdon was the Director of Educational Marketing for Gateway Computers. He has an associate of arts degree from Graceland University and a B.S. in Agriculture, M.S. and Ph. D from the University of Missouri, Columbia. He was a Research Chemist for Shell Development Company in Houston, Texas before joining the faculty of Graceland University as Chair of the Science and Mathematics Division. He did a post-doctoral study in Academic Administration at the University of Michigan, Ann Arbor, in preparation for fourteen years as President of Graceland University. He has served as Marketing Director for Hawthorne Machinery Co., a Caterpillar dealer, in San Diego, CA and as Director of Business Education for Gateway. He currently serves as Chair of Outreach International, a charitable organization seeking to help the poor.

Dr. Higdon has served as our president and a director since our inception. Pursuant to our Amended and Restated Operating Agreement, Dr. Higdon will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.

Leon Kessel, Vice Chairman and Director, Age 58 - 12301 290th St., Lamoni, IA 50140

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

Mr. Kessel has served as a director and vice chairman since our inception. Pursuant to our Amended and Restated Operating Agreement, Mr. Kessel will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.

Alan Elefson, Treasurer and Director, Age 51 - 30277 US Highway 69, Lamoni, IA 50140

Mr. Elefson has over twenty years experience in the banking industry, working primarily in commercial and agricultural lending. He has worked for Bank of the West and its predecessors since January 1985 and is currently a commercial lender for the bank in Lamoni, Iowa. In addition, Mr. Elefson owns and operates an approximately 120-acre farm in Lamoni, Iowa. He serves as a member of the loan committee for Southern Iowa Council of Government and Grow Iowa Foundation, Inc. He is a director for Lamoni Development Corporation, Decatur County Development Corporation and a former director of South Central Iowa Community Foundation. He is also a member of Decatur County Enterprise Zone Commission. Mr. Elefson previously served on the Lamoni Community School Board, at one time serving as President of the board.

Mr. Elefson has served as our treasurer and a director since May 4, 2005. Pursuant to our Amended and Restated Operating Agreement, Mr. Elefson will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.

Randy F. Layton, Director, Age 47 - 1357 Shady Grove Rd., Clarksville, TN 37043

Mr. Layton has been working in the construction business since the late 1970's. In addition to his construction business, Mr. Layton served as our project coordinator from March through December 2005. From January 2003 through October 2005, Mr. Layton managed farming operations for the Lois J. Veatch Trust. Additionally, from June 1991 through December 2002, Mr. Layton served as plant manager for Ideal Ready Mix Company, Inc. He is a member of the board of directors of Decatur County Development Corporation.

Mr. Layton has served as a director since our inception. Mr. Layton was our secretary from inception until November 2007. Pursuant to our Amended and Restated Operating Agreement, Mr. Layton will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.

J.R. Cornett, Director, Age 59 - 486 Park Ave., Davis City, IA 50065

Mr. Cornett owns and operates a farm which includes row crops and cattle. In addition, Mr. Cornett serves as a County Supervisor for Decatur County, Iowa, a position he has held since October 2001. Mr. Cornett serves as the chairman of the Decatur County Supervisors. Mr. Cornett serves as the secretary for Southern Iowa Council of Governments. Mr. Cornett is the chair of Area 14 Agency on Aging. From October 1975 through September 1990, Mr. Cornett was a general manager for MFA, Inc., responsible for managing multiple Iowa operations, including cooperative centers, fertilizer plants, grain operations and custom chemical plants. From 1994 through 2001, Mr. Cornett was a salesperson for John Deere. Mr. Cornett is a past director for Farmer's Bank of Northern Missouri and North Missouri Bank Shares.

Mr. Cornett has served as a director since our inception. Pursuant to our Amended and Restated Operating Agreement, Mr. Cornett will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.

Jack Cooley, Director, Age 64 - 1610 240th Ave., Osceola, IA 50213

Mr. Cooley owns and manages an approximately 500-acre farm with row crops and cattle. He has done so since June of 1964. Mr. Cooley is a member and vice chairman of Clarke County Board of Supervisors. In addition, he serves as vice president of both Coyote Canyon Lake Commission and South Central Iowa Community Action Program. Mr. Cooley is the chair for the South Central Youth Shelter.

Mr. Cooley has served as a director since May 4, 2005. Pursuant to our Amended and Restated Operating Agreement, Mr. Cooley will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.

Dr. William D. Morain, Secretary and Director, Age 65 - 408 S. State St., Lamoni, IA 50140

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

Dr. Morain has served as a director since our inception. Dr. Morain has served as our secretary since November 2007. Pursuant to our Amended and Restated Operating Agreement, Dr. Morain will serve until our first annual meeting following substantial completion of our biodiesel plant and in all cases until a successor is elected and qualified.

J. Scott Sunderman, Director Age 48 - 319 E. Clark St., Clarinda, IA 51632.

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

Any person who would like a copy of our code of ethics may contact us at (641) 784-3510. Upon request we will provide copies of the code of ethics at no charge to the requestor. A copy of our code of ethics is included as an exhibit to this annual report of Form 10-KSB.

Identification of Audit Committee

In September 2005, the Board of Directors appointed an Audit Committee consisting of Leon Kessel, Jack Cooley and J.R. Cornett. Mr. Kessel is the chairman of the audit committee.

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

ITEM 10. EXECUTIVE COMPENSATION.

William T. Higdon is currently serving as our President and Leon Kessel is currently serving as our Vice President. Alan Elefson is our treasurer and Dr. William Morain is our secretary. We do not compensate Dr. Higdon, Mr. Kessel, Mr. Elefson or Dr. Morain for their service as officers.

For the fiscal year ended October 31, 2007, none of our directors or officers received any compensation.

We do not have any other compensation arrangements with our officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The following table sets forth each person or entity known by us to be the beneficial owner of more than five percent of our outstanding units as of January 25, 2008.

Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Membership Units	Loring and Phyllis Miller 306 SW Church Street Leon, IA 50144	$50,000	5.23%

Membership Units	Morris Yoder 26366 Popcorn Road Weldon, IA 50264	$100,000	10.46%

Membership Units	J.R. Cornett(1) 31578 Townline Road Davis City, IA 50065	$60,000	6.28%

Membership Units	William D. Morain(2) 408 S. State Street Lamoni, IA 50140	$50,000	5.23%

Membership Units	Leon Kessel 12301 290th Street Lamoni, IA 50140	$80,000	8.37%
Total 5% Owners:		$340,000	35.57%

(1) Mr. Cornett beneficially owns 150 units jointly with his wife Diane Cornett.

(2) Dr. Morain beneficially owns 90 units jointly with his wife Sharon Mesle-Morain.

The following table sets forth certain information regarding the beneficial ownership of our units as of January 25, 2008 by our directors and officers.

Directors and Officers
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Membership Units	William T. Higdon(1) 12604 Elk Ridge Road Lamoni, IA 50140	$35,000	3.66%

Membership Units	Leon Kessel 12301 290th Street Lamoni, IA 50140	$80,000	8.37%

Membership Units	J.R. Cornett(2) 31578 Townline Road Davis City, IA 50065	$60,000	6.28%

Membership Units	Randy F. Layton 204 S.E. 3rd Leon, IA 50144	$15,000	1.57%

Membership Units	William D. Morain(3) 408 S. State Street Lamoni, IA 50140	$50,000	5.23%

Membership Units	Jack Cooley 1610 240th Avenue Osceola, IA 50213	$30,000	3.14%

Membership Units	Alan Elefson 30277 US Highway 69 Lamoni, IA 50140	$7,667	0.80%

Membership Units	J. Scott Sunderman 319 E. Clark St. Clarinda, IA 51632	$0	0.00%
Total Director and Officer:		$277,667	29.05%

(1) Dr. Higdon beneficially owns 100 units jointly with his wife Barbara Higdon.

(2) Mr. Cornett beneficially owns 150 units jointly with his wife Diane Cornett.

(3) Dr. Morain beneficially owns 90 units jointly with his wife Sharon Mesle-Morain.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since our inception, we have engaged in transactions with related parties. During our last fiscal year, we did not engaged in any related party transactions.

Board of Directors Independence

Our board of directors is exempt from the independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, each of our board members is independent within the definition of independence provided by NASDAQ Rule 4200, with the exception of Dr. William Higdon because he is an executive officer of the Company as well as being a director and Mr. Jack Cooley because he received compensation from the Company in excess of $100,000 in 2005. In evaluating the independence of our directors, we considered the following factors: (i) the business relationships of our directors; (ii) positions our directors hold with other companies; (iii) family relationships between our directors and other individuals involved with the Company; (iv) transactions between our directors and the Company; and (v) compensation arrangements between our directors and the Company.

Audit Committee Independence

The audit committee is exempt from the independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, a majority of our audit committee is independent within the definition of independence provided by NASDAQ Rules 4200 and 4350. Mr. Jack Cooley is not independent as defined by NASDAQ Rules 4200 and 4350 because he received compensation from the Company in excess of $100,000 in 2005.

Nominating and Compensation Committees Independence

We do not have separately designated nominating and compensation committees. Our board of directors fulfills these functions. As discussed above, each of our directors are independent, as defined by NASDAQ Rule 4200, with the exception of Dr. William Higdon and Mr. Jack Cooley.

ITEM 13. EXHIBITS.

Exhibit No.	Description	Method of Filing

3.1	Articles of Organization of Southern Iowa BioEnergy LLC.	1

3.2	Amended and Restated Operating Agreement.	1

4.1	Form of Membership Unit Certificate.	1

4.2	Form of Subscription Agreement.	7

4.3	Second Amended and Restated Escrow Agreement with Great Western Bank dated November 20, 2007.	9

10.1	Phase I Agreement between Southern Iowa BioEnergy LLC and Renewable Energy Group, LLC, dated March 2, 2005.	1

10.2	Phase II Agreement between Southern Iowa BioEnergy LLC and Renewable Energy Group, LLC, dated September 7, 2005.	1

10.3	Installment Real Estate Contract between Southern Iowa BioEnergy LLC, Jack Cooley and Jane Redman, dated June 29, 2005.	1

10.4	Real Estate Contract between Southern Iowa BioEnergy LLC and Fonda Brodsack, dated August 18, 2005.	1

10.5	Option to Purchase Agreement between Southern Iowa BioEnergy LLC and Graceland University, dated November 8, 2005.	1

10.6	Lease Agreement between Southern Iowa BioEnergy LLC and Robert D. Pierce and Greta M. Pierce, dated September 15, 2005.	1

10.7	Value Added Agricultural Processing Technical Assistance Grant Approval letter from Iowa Farm Bureau, dated March 14, 2005.	1

10.8	VAAPFAP Grant Approval from Iowa Department of Economic Development, dated March 18, 2005.	1

10.9	Letter of Conditions for Renewable Energy Systems/Energy Efficiency Improvements Grant from United States Department of Agriculture, Rural Development, dated September 25, 2005 and Name Change Approval dated October 31, 2005.	1

10.10	Letter of Conditions and Grant Agreement for Value-Added Producers Grant from Unites States Department of Agriculture, Rural Development, dated October 20, 2005.	1

10.11	Memorandum of Understanding regarding ISPB Value-Added Matching Grant from Iowa Soybean Promotion Board, dated May 25, 2005.	1

10.12	Award Letter for Enterprise Zone and Value-Added Agricultural Products and Processes Financial Assistance Program from Iowa Department of Economic Development, dated October 5, 2005.	1

10.13	Consulting Agreement between Southern Iowa BioEnergy LLC and John Kliegl, dated July 13, 2006.	2

10.14	Mortgage Agreement between Southern Iowa BioEnergy LLC and Great Western Bank, dated June 12, 2006.	3

10.15	Management and Operational Services Agreement between Southern Iowa BioEnergy LLC and West Central Cooperative, dated July 26, 2006.	4

10.16	Line of Credit Agreement between Southern Iowa BioEnergy LLC and Great Western Bank, dated October 4, 2006.	5

10.17	Agreement for Pre-Construction Services between Southern Iowa BioEnergy LLC and Renewable Energy Group, Inc., dated October 8, 2006.	5

10.18	Consent to Assignment between Southern Iowa BioEnergy LLC, West Central Cooperative and Renewable Energy Group, Inc., dated August 7, 2006.	5

10.19	Consulting Agreement between Southern Iowa BioEnergy LLC and Third Inning Solutions, Inc., dated February 28, 2007.	6

10.20	Change in Terms Agreement between Southern Iowa BioEnergy LLC and Great Western Bank, dated April 17, 2007.	7

10.21	Environmental Consulting Proposal between Southern Iowa BioEnergy LLC and Thompson Environmental Consulting, Inc., dated May 9, 2007.	7

10.22	Interim Agreement between Southern Iowa BioEnergy LLC and Ball Industrial Services, LLC, dated May 17, 2007.	7

10.23	Risk Management and Feedstock Agency Agreement between Southern Iowa BioEnergy LLC and FCStone, LLC, dated May 30, 2007.	7

10.24	Biodiesel Marketing Agreement between Eco-Energy Biodiesel and Southern Iowa BioEnergy LLC, dated June 6, 2007.	7

10.25	Engagement Letter between Ascendant Financial Partners, LLC and Southern Iowa BioEnergy LLC, dated June 11, 2007.	8

10.26	Engagement Letter between Commercial Property Lenders, Inc. and Southern Iowa BioEnergy LLC, dated October 17, 2007.	9

10.27	Memorandum of understanding between SAFER Energy, LLC and Southern Iowa BioEnergy LLC, dated November 6, 2007.	9

10.28	Interim Agreement between Southern Iowa BioEnergy LLC and Ball Industrial Services, LLC, dated December 5, 2007.	10

10.29	Line of Credit Agreement between Southern Iowa BioEnergy LLC and American State Bank - Osceola, dated December 24, 2007.	10

14.1	Code of Ethics	5

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a)	10

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a)	10

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	10

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	10

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-131775, originally filed on February 10, 2006.

(2)	Incorporated by reference to exhibit 10.1 in Form 10-QSB filed on July 28, 2006.

(3)	Incorporated by reference to exhibit 10.2 in Form 10-QSB filed on July 28, 2006.

(4)	Incorporated by reference to exhibit 10.3 in Form 10-QSB filed on July 28, 2006.

(5)	Incorporated by reference to the exhibit of the same number on our Form 10-KSB filed on January 25, 2007.

(6)	Incorporated by reference to exhibit 10.1 in Form 10-QSB filed on March 19, 2007.

(7)	Incorporated by reference to the exhibit of the same number in our Registration Statement on Form SB-2, No. 333-143586, originally filed on June 8, 2007.

(8)	Incorporated by reference to exhibit 10.25 in Form 10-QSB filed on June 14, 2007.

(9)
Incorporated by reference to the exhibit of the same number in our Registration Statement on Form SB-2, No. 333-131775, originally filed on February 10, 2006, post-effective amendment No. 5 filed on November 27, 2007.

(10)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by the principal independent registered public accountants (Boulay, Heutmaker, Zibell & Co., P.L.L.P.) to the Company for the fiscal years ended October 31, 2007 and 2006 are as follows:

Category	Year	Fees
Audit Fees (1)	2007 2006	$ $	93,541 73,156
Audit-Related Fees (1)	2007 2006		— —
Tax Fees(2)	2007 2006	$ $	2,176 2,360
All Other Fees	2007 2006		— —

(1)Audit fees consist of fees for services rendered related to the Company's fiscal year end audits, quarterly reviews registration statement and related amendments and other services related to SEC matters and discussions with audit committee.

(2)Tax fees consist of fees billed by Boulay related to the Company's tax returns and K-1 filings.

Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our board of directors. During fiscal year 2007, we established an audit committee that performed these duties.

100% of all audit services, audit-related services and tax-related services were pre-approved by either our board of directors or audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN IOWA BIOENERGY LLC

Date: January 29, 2008	/s/ William T. Higdon William T. Higdon
Chairman, President and Director (Principal Executive Officer)

Date: January 29, 2008	/s/ Alan Elefson Alan Elefson
Treasurer and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 29, 2008	/s/ William T. Higdon William T. Higdon, Chairman, President,
Director (Principal Executive Officer)

Date: January 29, 2008	/s/ Alan Elefson Alan Elefson, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: January 29, 2008	/s/ Randy Layton Randy F. Layton, Secretary and Director

Date: January 29, 2008	/s/ Leon Kessel Leon Kessel, Director

Date: January 29, 2008	/s/ J.R. Cornett J.R. Cornett, Director

Date: January 29, 2008	/s/ William D. Morain William D. Morain, Director

Date: January 29, 2008	/s/ Jack Cooley Jack Cooley, Director

Date: January 29, 2008	/s/ J. Scott Sunderman J. Scott Sunderman, Director