Form 10QSB
period 2008-01-31
SOUTHERN IOWA BIOENERGY LLC
filed 2008-03-17
CIK 1342630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2008

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

As of March 14, 2008, there were 2,172 units outstanding.

Transitional Small Business Disclosure Format (Check one):           ☐ Yes  ☒ No

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Balance Sheet
January 31, 2008

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$26,041
Receivables	104,045
Prepaid Expenses	3,273
Total Current Assets	133,359

PROPERTY AND EQUIPMENT
Land	190,000
Furniture and Office Equipment	10,887
Construction in Process	258,011
458,898
Accumulated Depreciation	(5,942)
Net Property, Plant and Equipment	452,956

OTHER ASSETS
Construction Contract Retainer	50,000
Deferred Offering Costs	650,403
Deferred Financing Costs, net	772
Total Other Assets	701,175

TOTAL ASSETS	$1,287,490

See accompanying Notes to condensed financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Balance Sheet
January 31, 2008

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Operating Lines of Credit	$833,026
Notes Payable	415,000
Accounts Payable	241,294
Accrued Liabilities	116,160
Total Current Liabilitites	1,605,480

MEMBERS' EQUITY
Member contributions, 2,172 Units outstanding at January 31, 2008	956,164
Deficit Accumulated During Development Stage	(1,274,154)
Total Members' Equity	(317,990)

TOTAL LIABILITIES AND MEMBERS' EQUITY	$1,287,490

See accompanying Notes to condensed financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Operations

	Three Months Ended January 31, 2008	Three Months Ended January 31, 2007	From Inception (January 26, 2005) Through January 31, 2008
Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross Profit	$-	$-	$-

Operating Expenses

Professional Fees	50,983	25,157	794,783

General & Administrative	16,467	29,328	355,306

Loss on Sale of Fixed Assets	-	-	1,000

Total Operating Expenses	$67,450	$54,485	$1,151,089

Operating Loss	(67,450)	(54,485)	(1,151,089)

Other Income/(Expense)
Grant Income	-	-	131,000
Other Income	264	-	25,558
Interest Income	19	1,944	21,354
Interest Expense	(31,250)	(97,610)	(300,977)
Total Other Expense, net	$(30,967)	$(95,666)	$(123,065)

Net Loss	$(98,417)	$(150,151)	$(1,274,154)

Weighted Average Units Outstanding - Basic and Diluted	2,172	2,172	1,769

Net Loss Per Unit - Basic and Diluted	$(45.31)	$(69.13)	$(720.27)

See accompanying Notes to condensed financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Cash Flows

	Three Months January 31, 2008	Three Months January 31, 2007	From Inception (January 26, 2005) Through January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(98,417)	$(150,151)	$(1,274,154)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities
Depreciation and Amortization	4,932	30,488	68,971
Professional Fees Expensed from Construction Deposit	-	2,486	174,683
Loss on sale of asset	-	-	1,000
Change in Assets and Liablilities
(Increase) Decrease in Receivables	-	-	-
(Increase) Decrease in Prepaid Expenses	(149)	5,305	(3,273)
Increase(Decrease) in Accounts Payable	69,129	(86,620)	148,572
Increase (Decrease) in Accrued Liabilities	28,771	68,397	53,660
Net Cash Used in Operating Activities	4,266	(130,095)	(830,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Land Option	-	-	(15,000)
Refund on Land Option	-	-	15,000
Refunds on Construction in Process	-	-	1,657,305
Expenditures for Property and Equipment	-	-	(158,687)
Proceeds from Sale of Property and Equipment	-	-	5,500
Payment for Construction Deposit	-	-	(50,000)
Net Cash Used in Investing Activities	-	-	1,454,118

CASH FLOWS FROM FINANCING ACTIVITIES
Net Borrowings (Payments) on Line of Credit	52,080	-	(1,366,974)
Proceeds from Notes Payable	-	400,000	400,000
Membership Contributions	-	-	999,665
Payments on Long-Term Contract	-	-	(20,000)
Payments on Notes Payable	-	-	(15,000)
Payments for Cost of Raising Capital	-	-	(43,501)
Payments for Deferred Offering Costs	(40,603)	-	(551,726)
Net Cash Provided by Financing Activities	11,477	400,000	(597,536)

Net Increase in Cash and Cash Equivalents	15,743	269,905	26,041
Cash and Cash Equivalents - Beginning of Period	10,298	60,107	-

Cash and Cash Equivalents - End of Period	$26,041	$330,012	$26,041

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES INFORMATION
Deferred Offering Costs in Accounts Payable	$98,675	$59,391	$98,675
Land Purchased with Contract Payable	-	-	50,000
Construction Retainer Payable	-	-	300,000
Refund of Retainer Payable	-	-	344,584
Net Borrowings on Operating Line of Credit for payment towards Construction in Process	-	-	368,012
Net Borrowings on Operating Line of Credit for payment towards Contruction Retainer Deposit	-	-	47,070
Amount due to Directors for Financing Costs	-	-	62,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$4,365	$68,273	$274,092

See accompanying Notes to condensed financial statements.

Condensed Notes to Unaudited Financial Statements

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2007, contained in the Company’s Form 10KSB.

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

Note 1: Organization and Nature of Business

The Company was formed on January 26, 2005 to have an indefinite life. The Company was organized to fund and construct a 40 million gallon biodiesel plant with distribution to Midwest states. The proposed plant site is to be located in Osceola, Iowa. Construction is anticipated to begin in spring of 2008. As of January 31, 2008, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising, and permitting activities.

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

Construction in process consists of costs incurred by the Company’s prior general contractor for materials related to the construction of the plant. The actual cost of the material either utilized by the Company in the construction of the plant or received as a refund could differ from that estimate.

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

Condensed Notes to Unaudited Financial Statements

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

Net Loss per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net loss per unit are the same.

Distribution of Net Income and Losses

The Company’s net income or loss is allocated to the members based on their percentage of total capital ownership.

Note 3: Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since the period from inception (January 26, 2005) to January 31, 2008, the Company has generated a cumulative net loss of $1,274,154. As of January 31, 2008, the Company had members’ deficit of $317,990 and a working capital deficit of $1,472,121, respectively. The Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s equity drive (see Note 4) and/or through raising additional capital and ultimately obtaining the necessary capital to proceed with the construction of the plant.

Condensed Notes to Unaudited Financial Statements

Management anticipates that, as a result of the actions listed below, the Company will continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management believes that the Company may continue to exist in its present form as a result of a successful financing. However, no assurance can be given that these situations will result in furthering the start up of the Company or if additional capital will be available when needed.

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

Private Placement Memorandum

The Company issued a Private Placement Memorandum dated July 5, 2005 for the sale of 1,654 member units. The units were offered at a price of $500 per unit. All 1,654 units were sold and issued on August 31, 2005 through this offering and remain outstanding at January 31, 2008. The proceeds from this offering are being used to pay for organizational and development costs and expenses the Company has incurred in connection with this project.

As of January 31, 2008, the Company had 2,172 units issued and outstanding held by 77 members in consideration of total capital contributions of $999,665.

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

In this agreement, the Company will issue 11,000 equity units ($11,000,000) in exchange for products and services provided by SAFER Energy LLC. As of January 31, 2008, the Company had received subscriptions from potential investors totaling approximately $12,015,000, a portion of which is held in escrow. These funds, however, are subject to refund of the aforementioned rescission offer. If all the investors who purchase the Company’s units prior to May 15, 2007 accept the rescission offer, the Company will be required to make an aggregate payment to the holders of these units of approximately $2,240,000. The Offering was for up to a maximum of 25,500 units for sale at $1,000 per unit ($25,500,000).

The potential investor submitted a 10% deposit with their subscription agreement and executed a promissory note for the remaining balance, which will be due upon 30 days notice from the Board of Directors.

Escrow may break when the Company: (a) has received a minimum of $20,000,000 in subscription proceeds (b) has obtained a written debt financing commitment for debt financing ranging from $25,850,335 to $31,350,335, depending on the level of equity raised and any grant funding received and (c) has entered into a definitive agreement with SAFER Energy LLC (SAFER) to perform design, manufacturing and installation of the processing operations for certain portions of the plant. The Company will reach financial close, upon the execution and delivery of all required documents, including those related to (a), (b) and (c).

Condensed Notes to Unaudited Financial Statements

Note 5: Financing Arrangements

On October 4, 2006, the Company entered into a $2,200,000 bank line of credit, due April 17, 2007 and bearing interest at 12%, to acquire the necessary funds to enter into and make payment on a pre-construction agreement. On April 4, 2007, the Company amended the agreement effectively converting it into a term note and extended the maturity date through August 18, 2007 and changed the effective rate of interest to 10.24%. The Company executed extensions, which extend the maturity to May 17, 2008, at which time the outstanding principal balance and unpaid interest is due in its entirety. The extension also amended the interest rate through the maturity of the note from 10.24% to 8.74% until paid in full. The balance outstanding as of January 31, 2008 totaled $685,000.

The bank line of credit is secured by substantially all the Company’s assets. In addition, five of the Company’s directors each executed personal guarantees from $175,000 to $300,000 to secure the debt. In consideration for the personal guarantees, the Company agreed to pay each director a fee equal to 5% of the amount personally guaranteed. At January 31, 2008, $62,500 has been included in accrued liabilities for payments to these directors upon maturity of the line of credit. For the three months ended January 31, 2008 and 2007 a total of $4,171 and $29,377, respectively of amortization has been charged to interest expense.

On August 16, 2007, the Company entered into a $100,000 bank line of credit agreement, due February 16, 2008, to acquire funds for operational activities of the Company. The agreement accrues interest at the Wall Street Journal prime rate rounded to .25%, and is adjusted daily. The interest rate as of January 31, 2008 totaled 6.75%. Outstanding borrowings and interest are due in entirety on the date of maturity. The line of credit is secured by substantially all the assets of the Company. The line is guaranteed by five of the Company’s directors. The Company executed a extension, effective February 16, 2008 which extends the maturity to August 16, 2008, at which time the outstanding principal and any unpaid interest is due in it entirety. As of January 31, 2008, the principal balance outstanding totaled $97,986.

During January 2008, the Company entered into a $50,000 line of credit agreement with this same lender. Principal and interest are due at maturity, which is August 16, 2008. Interest is charged on outstanding borrowings at the Wall Street Journal prime rate, which totaled 6.75% as of January 31, 2008. As of January 31, 2008, the principal balance outstanding totaled $50,040.

Total interest expense charged to operations, related to borrowings on the lines of credit, for the three months ended January 31, 2008 amounted to $20,505.

Note 6: Contracts Payable & Government Loans

The Company entered into an installment agreement in 2005 for the purchase of approximately 20 acres of land near Osceola, Iowa for $60,000. Under the terms of the agreement, the Company paid $10,000 at closing, and the remaining balance will be paid over three years. The contract bears an 8% interest rate, and is payable in $10,000 installments due on August 20 of each year with a balloon payment of the remaining contract balance due on August 20, 2008. As of January 31, 2008, the Company owes a balance of $30,000. The note is secured by the land.

On November 2, 2006, the Company received a $400,000 loan from the Iowa Department of Economic Development (IDED). During September 2005, the Company was approved for the IDED loans which are comprised of a $100,000 forgivable loan and a $300,000 interest free loan. These loans are secured by a blanket UCC filing covering all personal property currently in possession of the Company.

The Company changed the intended site of the plant from Decatuer County, Iowa to Osceola, Iowa. Per the terms of the IDED agreements, the project must be located in Decateur County, Iowa, therefore the Company is no longer eligible for the loans. In addition as a result of the default the outstanding balance will accrue interest at 6% per year until paid in full. The Company has been verbally informed by IDED that they are to repay the loans. Until such time as the Company repays the loan proceeds, it is not eligible to receive any IDED benefits for the Osceola location; the remaining principal balance of $385,000 has been classified as a current liability at January 31, 2008. As of January 31, 2008, $5,775 interest expense has been accrued on the balance of the notes.

Condensed Notes to Unaudited Financial Statements

Note 7: Grants

The Company has applied for various Federal, State and Local grants. Since inception, the Company has received a total of $131,000 of grants utilized for general business and operating expenses.

On October 31, 2005, the Company was approved by the United States Department of Agriculture to receive up to $500,000 for the construction of the plant. To receive any of the grant money the Company must be able to raise 75% of the eligible project costs to complete the project. As of January 31, 2008, the Company has not received any cash related to this grant.

On October 5, 2005, the Company received an award letter from the Iowa Department of Economic Development indicating that the application for the Enterprise Zone financial assistance was selected for funding. Due to the Company’s change in intended plant location, the grant award may not be utilized at the Osceola, Iowa plant location without specific approval of the IDED (see further discussion in Note 7). As of January 31, 2008, the Company is attempting to transfer the award privileges for use at the new location, but no definitive approval has been provided.

On December 19, 2006, the Company received an approval of their grant application from the Iowa Rail Finance Authority Board for $250,000 or up to 80% of total eligible costs, whichever is less. The application was submitted by the Company for the Rail Revolving Loan and Grant program. The approved funding consists of a $150,000 loan and grant of $100,000 towards the construction of Company railway. Per the terms of the grant approval letter, to receive the grants, the Company will have to maintain a certain number of jobs for twenty-four months from the date the Company signs the final acceptance, which the company anticipates in fiscal 2007. As of January 31, 2008, no funds have been received relating to this grant.

Note 8: Commitments and Contingencies

Plant Construction

During April 2007, the Company signed an interim construction agreement with Ball Industrial Services, LLC (BIS) for the engineering, procurement, and construction for a portion of the Company’s plant. The intent of the interim agreement is to establish a base line from which BIS will execute a definitive agreement unless sooner terminated by either party. On December 7, 2007, the Company entered into an amended interim agreement with BIS which updated the agreement for the construction of a 40 million gallon per year biodiesel plant as well as define the date to which a definitive agreement will be signed. The letter of intent states the agreement is in effect until the later of the date the definitive agreement is executed or August 1, 2008. No definitive agreement has yet been signed.

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

Condensed Notes to Unaudited Financial Statements

Per the terms of the Understanding, the gross cost of $27,500,000 will be paid in $16,500,000 cash and $11,000,000 in Company units at the offering price of $1,000 per unit, or 11,000 units. The Company is in the process of negotiating the terms of the payment of services with SAFER, and the payment of services in units is not certain as of January 31, 2008. Both parties are negotiating the terms. The Company has paid a deposit of $100,000 for the services. The contract will be paid in three installments mirroring the phases of construction. In the design phase the Company shall pay SAFER $1,650,000 in cash and $1,100,000 in units, of which are held in escrow to allow SAFER to begin the design phase of construction and coordination with BIS for site and facilities design. In the manufacturing phase of construction, the Company shall pay SAFER $3,300,000 in cash and $2,200,000 in units, of which will be held in escrow. Four weeks after the first payment made in the manufacturing stage, the Company shall pay a total of $4,950,000 in cash and $3,300,000 in units in six equal installments of $825,000 in cash and $550,000 units every four weeks until completion of the plant.

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

Prior to the construction contract with Ball Industries and SAFER Energy, LLC, on March 2, 2005, the Company entered into a non-binding letter of intent with Renewable Energy Group, Inc (REG) for construction of the plant. On October 8, 2006, the Company paid $2,200,000 to REG as a deposit on pre-construction services. On April 17 2007, the Company orally terminated its non-binding agreement with REG. The Company requested and received approximately $1,657,310 from REG as a refund of previously deposited and uncommitted funds under the pre-construction agreement. This refund was used primarily as a repayment on the outstanding principal balance on the line of credit including interest due. As a result of this refund, the Company had $368,011 of materials, in construction in process, for which they may take possession or receive an additional refund. Of this amount, $110,000 has been classified as a receivable (less certain additional costs) at January 31, 2008, which the company received subsequent to the quarter ended January 31, 2008.

Consulting Contracts

On February 23, 2006, the Company entered into a consulting agreement with a marketing group to provide services relating to development of collateral materials, presentation materials, and advertising related to the Company’s equity drive. The company will pay up to $282,000 for the services provided. From inception of the agreement, the Company has incurred $261,411 for consulting services, including $31,971 in accounts payable. These costs are capitalized in Deferred Offering Costs as of January 31, 2008.

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

Condensed Notes to Unaudited Financial Statements

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

On October 18, 2007, the Company entered into an agreement with a consulting firm to provide services to obtain permanent debt financing for the construction of a 40 million gallon plant for a period of 120 days beginning on October 18, 2007. The Company shall pay a fee of 2% of the loan amount when permanent financing is provided. Graceland University paid the $30,000 good faith deposit on behalf of the Company. Once the Company breaks escrow, the Company will pay the consulting firm $30,000 and the consulting firm will then refund Graceland University’s $30,000 deposit. The deposit is fully refundable in the event that permanent debt financing is not provided. In the event the Company does not meet the requirements to break escrow the agreement will immediately terminate.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those business risks and factors described elsewhere in this report and in our other Securities and Exchange Commission filings as well as those listed below.

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
• decreases in the price of biodiesel and increases in the price of feedstock;
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
• the availability of additional capital to support capital improvements and development; and
• other factors discussed under the section entitled "RISK FACTORS" in our annual report on Form 10-KSB.

You should read this report completely and with the understanding that actual future results may be materially different from what we currently expect. The forward-looking statements contained in this report have been compiled as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report. Except as required under federal securities laws and regulations, we will not update forward-looking statements even though our situation may change in the future.

Overview

Southern Iowa BioEnergy LLC is a development-stage Iowa limited liability company. It was formed on January 26, 2005 for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant near Lamoni in southern Iowa. We amended our Articles of Organization by filing our Amended and Restated Articles of Organization with the Iowa Secretary of State on April 15, 2005. Subsequently, we changed the size and location of our proposed biodiesel plant. We now plan to construct a 40 million gallon per year biodiesel plant in Osceola, Iowa. We have not yet engaged in the production of biodiesel and its co-products. We do not expect to generate revenues until plant construction is complete and the plant is operational. We anticipate completion of plant construction by summer 2009. However, this will depend on several factors including our ability to capitalize our project and complete plant construction in a timely manner.

From our inception, and until January 31, 2008, we have incurred accumulated losses of approximately $1,274,154 and we anticipate that accumulated losses will continue to increase until the biodiesel plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.

Plan of Operations for the Next 12 Months

We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site acquisition and development; and (3) plant construction. Assuming the successful completion of our registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities construction and equipment acquisition. Should we fail to complete our registered offering or secure the necessary debt financing for our project, we will not have sufficient funds available to complete our project and we anticipate ceasing development of our project and dissolving the Company. In addition, we do not expect our seed capital proceeds and current credit facilities to supply us with enough cash to cover our costs through this period, including staffing, office costs, audit, consulting, legal, compliance and staff training. We may need to secure additional interim debt financing to continue our development. Additionally, our auditors have indicated that the Company may not continue as a going concern, although our financial statements have been prepared as if we will be a going concern. If we are unable to secure the financing we require to continue developing our project, we may fail. We estimate that we will need approximately $52,350,000 to complete construction of the project.

The following schedule lists the steps we expect to take in the capitalization; site development; and plant construction and start-up. Whether we will have sufficient funds to complete these activities will depend on whether we can complete the equity and debt capitalization for our project.

March 2008
• Update business plan;
• Preliminary contact with lenders for debt financing;
• Complete agreements for water, electricity, gas and sewer services;
• Continue discussions with BSNF Railway for the rail access at our biodiesel facility in Osceola, Iowa; and
• Clear SEC comments on rescission and equity offerings.

April – June 2008
• Obtain construction and environmental permits;
• Enter into a technology agreement with Safer; and
• Execute a definitive design-build agreement with a contractor;
• Break escrow;
• Secure debt financing; and
• Continue developing business procedures and capabilities.

July – September 2008
• Enter into construction contracts with contractors as approved by contractor;
• Begin dirt work for the plant;
• Recruit and retain first key employees; and
• Provide appropriate public information.

October – December 2008
• Begin construction of the plant;
• Schedule and provide for utility hook-ups;
• Complete utility hook-ups;
• Recruit, acquire, and train staff as needed; and
• Provide appropriate public information.

January – March 2009
• Continue construction of the plant;
• Begin testing plant components;
• Review feedstock markets with FCStone;
• Review markets with Eco-Energy; and
• Provide appropriate public information.

April – June 2009

• Complete plant construction;
• Complete staff training;
• Complete plant start-up activities; and
• Secure necessary feedstocks.

If we are not able to fully capitalize our project, we will not be able to construct the proposed biodiesel plant and our project will fail.

Project capitalization

Project Development Financing

Seed Capital and Interim Financing

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

On October 4, 2006, we entered into a loan agreement with Great Western Bank, under which we obtained a $2,200,000 draw down line of credit loan. Interest on this line of credit accrues at 10.24%. We have extended the maturity date on this line of credit on several occasions. On February 19, 2008, we extended the maturity date of the line of credit to May 17, 2008. As of January 31, 2008, we had $685,000 outstanding on this line of credit.

On August 16, 2007, we entered into a $100,000 bank line of credit agreement, due February 16, 2008, to acquire funds for our operational activities. The loan accrues interest at the Wall Street Journal prime rate rounded to 0.25%, and is adjusted daily. The interest rate as of January 31, 2008 totaled 6.75%. The line of credit is secured by substantially all of our assets. The line is guaranteed by five of our directors. We executed an extension, effective February 16, 2008 which extends the maturity to August 16, 2008, at which time the outstanding principal and any unpaid interest is due in its entirety. As of January 31, 2008, the principal balance outstanding totaled $97,986.

During January 2008, we entered into a $50,000 line of credit agreement with this same lender. Principal and interest are due at maturity, which is August 16, 2008. Interest is charged on outstanding borrowings at the Wall Street Journal prime rate, which totaled 6.75% as of January 31, 2008. As of January 31, 2008, the principal balance outstanding totaled $50,040.

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

As of January 31, 2008, the Company had received subscriptions from potential investors totaling approximately $12,015,000, a portion of which is held in escrow. These funds, however, are subject to refund as a result of the aforementioned rescission offer. If all the investors who purchased the Company’s units prior to May 15, 2007 accept the rescission offer, the Company will be required to make an aggregate payment to the holders of these units of approximately $2,240,000.

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

While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that our contractors and any lending institution will prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing. We expect that proceeding with plant construction prior to satisfaction of the loan commitment conditions or closing the loan transaction could cause us to abandon the project or terminate operations. As a result, you could lose all or part of your investment.

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

On October 18, 2007, we executed an agreement with Commercial Property Lenders, Inc. ("CPL") dated October 4, 2007 to assist us with obtaining debt financing. Pursuant to the agreement, CPL will use its best efforts to secure a permanent loan commitment to finance the project. In exchange for CPL's services, we agreed to pay CPL a fee equal to 2.0% of the loan amount, payable at the time of loan closing. Graceland University paid CPL a deposit of $30,000. Once we break escrow we anticipate paying CPL $30,000 and CPL will in turn refund Graceland University's $30,000 deposit. The $30,000 is refundable within thirty days of termination of the agreement, provided that we cannot obtain debt financing upon terms acceptable to us. In the event we default upon the agreement, CPL is entitled to retain the $30,000 as liquidated damages.

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

Value Added Agricultural Products and Processes Financial Assistance (VAAPFAP)

On March 18, 2005, we were awarded a VAAPFAP grant of up to $20,000 from the Iowa Department of Economic Development. Under the terms of the grant, the Iowa Department of Economic Development provided us with up to $20,000 for reimbursement of payments made or expenses incurred on behalf of our project for business planning and consulting services.

United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant

Nodaway Valley Biodiesel Project applied for the United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant. On August 8, 2005, we merged with Nodaway Valley Biodiesel Project and on October 31, 2005, the application was assigned to us pursuant to the merger. We have executed a grant agreement with the United States Department of Agriculture. If we comply with the terms of the agreement, we may receive up to $500,000 to construct our biodiesel facility. As of January 31, 2008, we have not received any cash related to this grant.

Value Added Producer Grant (VAPG)

We have been awarded the United States Department of Agriculture’s VAPG grant. On October 20, 2005 we received a letter of conditions from the United States Department of Agriculture indicating that our application had been selected for funding. We executed the grant agreement on October 2, 2005. Pursuant to the grant agreement, we received $100,000 for use in the planning and development of our plant.

Value Added Agricultural Processing Technical Assistance Grant

We received a Value Added Agricultural Processing Technical Assistance Grant of $5,000 from the Iowa Farm Bureau Federation.

Iowa Department of Economic Development

We received a $100,000 forgivable loan and a $300,000 no interest loan from the Iowa Department of Economic Development on October 5, 2005. On June 19, 2007, we received a notice from IDED that we are in default of these loans because we have moved our project outside of Decatur County, Iowa. Additionally, we received notice from IDED's attorney on December 3, 2007, that we were in default of the IDED loans. Under the terms of the agreement, the project must be located in Decatur County, Iowa. We must repay the loan and forgivable loan amounts to IDED. The outstanding principal balance of the VAAPFAP loan is $385,000, plus interest at the rate of six percent (6%) per year. We anticipate that until we have repaid the IDED loans, we will not be eligible to receive the state Enterprise Zone benefits previously awarded.

Iowa Soybean Promotion Board

On July 22, 2005, we were awarded a Soybean Value Added Grant from the Iowa Soybean Promotion Board in the amount of $5,000.

Rail Revolving Loan and Grant Program

On December 19, 2006, we received an approval of a grant application from the Iowa Rail Finance Authority Board for $250,000 or up to 80% of total eligible costs, whichever is less. The application was submitted by us for the Rail Revolving Loan and Grant program. The approved funding consists of a $150,000 loan and grant of $100,000 towards the construction of Company railway. Per the terms of the grant approval letter, to receive the grants, we will have to maintain a certain number of jobs for twenty-four months from the date we sign the final acceptance. As of January 31, 2008, no funds have been received relating to this grant.

Product Research and Development

We do not anticipate engaging in any product research or development activities in the next 12 months.

Site acquisition and development

We have identified a proposed site for the plant located in Osceola, Iowa in Clarke County and have purchased 33 acres of real estate. We purchased 13 acres of land from Jack Cooley, one of our initial directors, for $130,000. In addition, we entered into an installment agreement with Fonda Brodsack to purchase 20 additional acres for our biodiesel facility adjacent to the property purchased from Mr. Cooley. Under the terms of the installment agreement with Ms. Brodsack, we will pay $60,000 for the land, of which $30,000 has been paid as of January 31, 2008.

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

Plant construction and start-up of plant operations

We expect to complete construction of the proposed plant and commence operations approximately 12 to 15 months after closing our registered offering. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute final contracts concerning the construction of the plant, provision of necessary water, natural gas and other power sources, feedstock procurement agreements and marketing agreements for biodiesel and glycerin. Assuming the successful completion of our registered offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

In April 2007, we entered into an interim agreement with Ball Industrial Services, LLC (Ball) to construct our biodiesel facility. The interim agreement was to be in place until the execution of a definitive agreement between the Company and Ball or August 1, 2007, whichever occurred later. On December 7, 2007, we entered into a new interim agreement with Ball to construct our biodiesel plant. The new interim agreement is effective until the later of when we enter into a definitive agreement with Ball for the construction of the biodiesel plant or August 1, 2008. The interim agreement we have with Ball anticipates that SAFER Energy, LLC (Safer) will be the technology provider for our project and will supply certain machinery and equipment for the project. The interim agreement does not provide for a total cost for Ball to construct our proposed biodiesel plant. The interim agreement provides that the total cost of the project will be determined when the Company and Ball enter into a definitive design-build contract. We may never enter into a final design-build contract with Ball. We currently anticipate that we will pay our contractor $14,480,000 to construct our biodiesel plant. In addition, we anticipate paying Safer $27,000,000 for the technology for our plant. We anticipate the total cost of the plant, including the technology, to be $41,480,000. However, the actual cost of the plant may increase significantly. We paid Ball a $50,000 deposit pursuant to the terms of the interim agreement.

On May 30, 2007, we entered into a risk management and feedstock agency agreement with FCStone, LLC in which FCStone will provide us with risk management and feedstock purchasing agent services. FCStone will provide us with consulting services related to the implementation of a risk management program. In exchange for FCStone's risk management and feedstock agency services, we will pay FCStone a service fee of Four Hundred Fifty Thousand Dollars ($450,000) per year, payable in advance in equal monthly installments of Thirty-Seven Thousand Five Hundred Dollars ($37,500), due on the first day of each month after operations begin. The initial term of the feedstock agency agreement is 3 years and will automatically renew for 1 year terms thereafter, unless either party gives written notice of non-renewal to the other party not less than 90 days prior to the end of the current term. In addition, either party may terminate the feedstock agency agreement for a material breach upon 90 days notice to the other party.

On June 6, 2007, we entered into a biodiesel marketing agreement with Eco-Energy Biodiesel, LLC (Eco-Energy) in which Eco-Energy will market our biodiesel. We expect Eco-Energy to purchase and market all of the biodiesel we produce at our plant. In addition, Eco-Energy will provide us with analysis of biodiesel supply and demand; market access to distribution channels developed by Eco-Energy; analysis and audit of biodiesel customers, including creditworthiness; marketing specialists and sales representatives to attain and establish sales opportunities and relationships for the facility's products; transportation and logistics for biodiesel shipments; and invoicing and accounts receivable management. The initial term of the agreement is 3 years which will automatically be renewed unless we give Eco-Energy 4 months written notice prior to the end of the initial term of our intent not to renew. We will pay a fee of 1% of the net purchase price per gallon of biodiesel for the services of Eco-Energy and materials provided. In addition, we will pay a marketing fee of $0.015 per net gallon of biodiesel, payable monthly on actual gallons shipped.

On November 6, 2007, we entered into a non-binding memorandum of understanding with Safer to provide us with certain design, engineering, and construction services for our biodiesel plant. The non-binding memorandum of understanding with Safer includes general terms we anticipate will be embodied in a final agreement with Safer. We anticipate negotiating a definitive agreement with Safer in the next few months. We anticipate paying Safer approximately $27,500,000 for design, engineering and construction services, however, this number may change when we negotiate the definitive agreement with Safer. We anticipate paying a portion of Safer's fee in cash and a portion in our units, however, we do not have any definitive agreement to do so. We have not reached any definitive agreement with Safer and we may never do so.

We are in the process of negotiating and finalizing agreements for water, electricity, gas and sewer services. A boiler that uses a variety of fuels including solids is being considered and may reduce the energy costs for the plant materially. Natural gas will be contracted for with appropriate risk management, and current rates for the transmission of natural gas appear favorable. We believe that the Osceola sewer system has the capacity to handle the volume of sewage the plant will produce. A biodiegester may be needed if current testing requires reducing the biologicals in the sewer to acceptable levels.

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

Permitting and Regulatory Activities

We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. Our interim agreement with Ball provides that we will be responsible for securing all of the necessary permits to build and operate the proposed biodiesel plant. We have engaged an environmental consulting firm to assist us in securing the permits that we require for the construction and operation of the plant. Currently, we do not anticipate problems in obtaining the required permits, however such problems may arise in which case our plant may not be allowed to operate.

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

Growth and Increased Competition in the Biodiesel Industry

According to the National Biodiesel Board, the biodiesel manufacturing industry experienced rapid growth over the last three years. In 2006, approximately 250 million gallons of biodiesel were produced in the United States. According to the National Biodiesel Board, the 2006 biodiesel production was almost three times higher than biodiesel production in 2005. Additionally, 2007 United States biodiesel demand was estimated by the National Biodiesel Board to be 450 million gallons, a significant increase compared to the 2006 demand.

The Energy Policy Act of 2005 created the Renewable Fuels Standard (RFS), which mandated that 7.5 billion gallons of renewable fuels be used annually in the United States by 2012. The law required that starting in 2006, 4 billion gallons of renewable fuel be used in the United States, increasing to 7.5 billion gallons by 2012. On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008 increasing to 36 billion gallons of renewable fuel by 2022. This act also contains a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012.

However, according the National Biodiesel Board, as of January 25, 2008, the United States biodiesel industry has capacity to produce approximately 2.24 billion gallons of biodiesel per year. Management believes that many biodiesel plants do not operate at full capacity. Further, according to National Biodiesel Board statistics, current plant construction and expansion are expected to result in another 1.11 billion gallons of annual biodiesel production capacity, for total annual production capacity of 3.35 billion gallons. This is significantly higher than the United States estimated biodiesel demand for 2007. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity may result, and we may be unable to sell the biodiesel we expect to produce profitably.

Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of vegetable oils and other inputs. We do not have any long-term commitments to acquire vegetable oils or any other inputs for biodiesel production at our plant. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in less revenue, which may result in the loss of some or all of your investment.

According to a report by the National Biodiesel Board on September 30, 2006, commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous other entities considering the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. In January 2008, the National Biodiesel Board estimated:

•	there were 172 active plants with an annual biodiesel production capacity of 2.24 billion gallons annually;
•	another 55 plants are currently under construction and an additional 3 plants are expanding their existing operations;
•	the additional combined biodiesel production capacity of these plants under construction is estimated to be 1.11 billion gallons per year;
•	biodiesel plants are operating or have been proposed in at least 46 states; and
•	currently, there are 14 operating biodiesel plants in Iowa.

The current biodiesel producers and those that may commence producing biodiesel in the future will be competitors with us if we complete construction of our proposed biodiesel plant. Should the supply of biodiesel continue to increase without corresponding increases in biodiesel demand, we may be unable to complete capitalization of our project. Further, if we do construct our proposed biodiesel plant, we may not be able to operate the biodiesel plant profitably.

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

Our proposed plant may utilize a number of vegetable oils as the feedstock for biodiesel production; however, we will likely predominantly use soybean oil. On February 11, 2008, the United States Department of Agriculture reported the preliminary January 2008 average price of soybean oil was 49.77 cents per pound. In the USDA's February 11, 2008 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007/2008 forecast being 47.5 to 51.5 cents per pound. The twenty-year average price for soybean oil is approximately 23 cents per pound. The USDA reported on December 12, 2007 in its Oilseed Crop Outlook report that prices for soybean oil may continue to rise because farmers may plant too little soybean acreage in 2008 to remedy the narrowing gap with consumption. If the availability of soybean oil continues to decrease and the price of soybean oil remains at current levels or continues to increase, we may be unable to obtain adequate quantities of feedstock at economical prices, which could have a material adverse effect on our business resulting in temporary or permanent shutdowns of our proposed plant.

Growth and Expansion of Infrastructure

Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions. Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to, (1) additional rail capacity; (2) additional storage facilities for biodiesel; (3) increases in truck fleets capable of transporting biodiesel within localized markets; (4) expansion in refining and blending facilities to handle biodiesel; and (5) growth in service stations equipped to handle biodiesel. Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for the biodiesel and glycerin we expect to produce, impede delivery of the products we expect to produce, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

Proposed Source of Funds

The following tables set forth various estimates of our sources of funds, depending upon the amount of units sold to investors in our public offering and based upon the various levels of equity that our lenders may require. The information set forth below represents estimates only and actual sources of funds could vary significantly due to a number of factors.

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

Proposed Use of Proceeds

The following is an estimate of our costs and expenditures to complete our biodiesel project. These estimates are based on discussions with Ball and estimates provided by Safer and other contractors. Depending on the new technology provided, these estimates may change. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

Use of Proceeds
Construction Costs:
Base Construction Cost	$10,560,000
Technology	27,500,000
Construction Contingency	2,000,000
Utility Extensions	100,000
Administrative Building	250,000
Construction performance bond	300,000
Construction Insurance Costs	150,000
Capitalized Interest	1,000,000
Land Cost:	190,000
Start up Costs:
Financing Costs	1,350,000
Organization Costs(1)	821,000
Working Capital—Accounts Receivable	3,500,000
Working Capital – Accounts Payable	600,000
Working Capital--Inventory	3,500,000
Working Capital—Cash	529,000
TOTAL	$52,350,000

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

Liquidity and Capital Resources

As of January 31, 2008, we had total assets of $1,287,490 consisting primarily of deferred offering costs and property and equipment. As of January 31, 2008, we had current liabilities of $1,605,480 consisting primarily of our operating lines of credit, current maturities of notes payable and accounts payable. Since our inception through January 31, 2008, we had an accumulated deficit of $1,274,154, primarily due to start-up business costs. Total liabilities and members' equity as of January 31, 2008, was $1,287,490. Since our inception, we have generated no revenue from operations.

Based on our business plan and current construction cost estimates, we believe our total project will cost approximately $52,350,000. We raised $999,665 from our founding members and in our seed capital offering. In addition, we are seeking to raise a minimum of $20,000,000 and a maximum of $25,500,000 of equity in our registered offering. Including the $999,665 we raised from our founding members and in our seed capital offering, and depending on the level of equity raised in our registered offering and the amount of grants and other incentives awarded to us, we expect to require debt financing ranging from $25,850,335 to $31,350,335. We have not received any commitments from any financing sources for our project. We anticipate continuing to try to raise the equity and debt financing we require to build our proposed biodiesel plant.

Item 3. Controls and Procedures

Our management, including our President (the principal executive officer), William T. Higdon, along with our Treasurer, (the principal financial officer), Alan Elefson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of January 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes.

We received a $100,000 forgivable loan and a $300,000 no interest VAAPFAP loan from the Iowa Department of Economic Development (IDED) on October 5, 2005. On June 19, 2007, we received a notice from IDED that we are in default of the loan agreement because we moved our project outside of Decatur County, Iowa. Under the terms of the agreement, the project must be located in Decatur County, Iowa. The outstanding principal balance of the VAAPFAP loan is in the amount of $385,000, plus interest at the rate of six percent (6%) per year.

On December 3, 2007, we received a letter from IDED's attorney notifying us that we are in default of the VAAPFAP loan and indicating that IDED was terminating the loan agreement. To date, no legal action has been instituted against us with respect to the VAAPFAP loan.

Item 1A. Risk Factors.

Even if we raise the minimum amount of equity in our registered offering, we may not obtain the debt financing necessary to construct and operate our biodiesel plant, which would result in the failure of the project and Southern Iowa BioEnergy, LLC. We do not have contracts or commitments with any bank, lender or financial institution for debt financing, and we will not release funds from escrow until we secure a written debt financing commitment that we deem sufficient to construct and operate the biodiesel plant. If debt financing on acceptable terms is not available for any reason, we will be forced to abandon our business plan and return our investors' investment from escrow plus nominal interest less deduction for escrow agency fees. Including the $999,665 we raised from our founding members and in our seed capital offering, and depending on the level of equity raised in our registered offering, we expect to require at least $25,850,335 in senior or subordinated long-term debt from one or more commercial banks or other lenders. Because the amounts of equity and grant funding are not yet known, the exact amount and nature of total debt is also unknown.

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

We have a history of losses and may not ever operate profitably. For the period of January 26, 2005 (inception) through January 31, 2008, we incurred an accumulated net loss of $1,274,154 or $720.27 per weighted average unit. We will continue to incur significant losses until we successfully complete construction and commence operations of the proposed plant. There is no assurance that we will be successful in completing our registered offering and/or in our efforts to build and operate a biodiesel plant. Even if we successfully meet all of these objectives and begin operations at the biodiesel plant, there is no assurance that we will be able to operate profitably.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 9, 2006, our registered offering, Commission File No. 333-131775, was declared effective by the SEC. As of the date of this report, we have not received or used any proceeds from our registered offering. All of the funds our investors paid as deposits in our registered offering are currently being held in escrow. As of January 31, 2008, our expenses related to the registration and issuance of our public units was $650,403 which will be netted against the offering proceeds should we break escrow. All of these expenses were direct or indirect payments to unrelated parties.

Item 3. Defaults Upon Senior Securities

On December 3, 2007, we received a letter from IDED's attorney notifying us that we are in default of our VAAPFAP loans and indicating that IDED was terminating the loan agreement. Please see "Item 1. Legal Proceedings" for more details concerning this loan termination.

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

SOUTHERN IOWA BIOENERGY LLC

Date: March 17, 2008	/s/ William T. Higdon
William T. Higdon
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2008	/s/ Alan Elefson
Alan Elefson
Treasurer
(Principal Financial and Accounting Officer)