Form 10QSB
period 2008-04-30
SOUTHERN IOWA BIOENERGY LLC
filed 2008-06-16
CIK 1342630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2008

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

As of June 14, 2008, there were 2,172 members units outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Balance Sheet
April 30, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,377
Other receivables	22,410
Prepaid expenses	1,557
Total current assets	32,344

PROPERTY AND EQUIPMENT
Land	190,000
Furniture and office equipment	10,887
Construction in Process	235,601
436,488
Accumulated depreciation	(6,703)
Net property and equipment	429,785

OTHER ASSETS
Construction contract retainer	50,000
Deferred offering dosts	681,486
Total other assets	731,486

TOTAL ASSETS	$1,193,615

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Balance Sheet
April 30, 2008

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Operating lines of credit	$807,121
Accounts payable	266,212
Accrued liabilities	88,876
Notes payable	415,000
Total current liabilitites	1,577,209

MEMBERS' EQUITY
Member contributions, 2,172 Units outstanding at April 30, 2008	956,164
Deficit accumulated during development stage	(1,339,758)
Total members' equity	(383,594)

TOTAL LIABILITIES AND MEMBERS' EQUITY	$1,193,615

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Operations

					From Inception
					(January 26, 2005)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Through
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008
Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit	$-	$-	$-	$-	$-

Operating Expenses

Professional Fees	38,734	132,458	89,717	157,615	833,517

General & Administrative	3,839	22,755	20,306	52,083	359,145

Loss on Sale of Fixed Assets	-	1,000	-	1,000	1,000

Total Operating Expenses	$42,573	$156,213	$110,023	$210,698	$1,193,662

Operating Loss	(42,573)	(156,213)	(110,023)	(210,698)	(1,193,662)

Other Income/(Expense)
Grant Income	-	-	-	-	131,000
Other Income	-	25,023	264	25,023	25,558
Interest Income	6	1,680	25	3,624	21,360
Interest Expense	(23,037)	(69,995)	(54,287)	(167,605)	(324,014)
Total Other Expense, Net	($23,031)	($43,292)	($53,998)	($138,958)	($146,096)

Net Loss	($65,604)	($199,505)	($164,021)	($349,656)	($1,339,758)

Weighted Average Units Outstanding - Basic and Diluted	2,172	2,172	2,172	2,172	1,801

Net Loss Per Unit - Basic and Diluted	($30.20)	($91.85)	($75.52)	($160.98)	($743.90)

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Cash Flows

			From Inception
			(January 26, 2005)
	Six Months	Six Months	Through
	April 30, 2008	April 30, 2007	April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(164,021)	$(349,656)	$(1,339,758)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities
Depreciation and Amortization	6,465	42,329	70,505
Professional Fees Expensed from Construction Deposit	-	58,380	174,683
Loss on sale of asset	-	1,000	1,000
Change in Assets and Liablilities
Accounts Receivable	104,045	-	104,045
Prepaid Expenses	1,567	10,435	(1,557)
Accounts Payable	125,779	(134,494)	205,222
Accrued Liabilities	1,487	(14,201)	26,376
Net Cash From (Used in) Operating Activities	75,322	(386,207)	(759,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Land Option	-	-	(15,000)
Refund on Land Option	-	-	15,000
Refunds on Construction in Process	-	1,657,305	1,657,305
Expenditures for Property and Equipment	-	-	(158,687)
Proceeds from Sale of Property and Equipment	-	5,500	5,500
Payment for Construction Deposit	-	-	(50,000)
Net Cash From Investing Activities	-	1,662,805	1,454,118

CASH FLOWS FROM FINANCING ACTIVITIES
Net Borrowings (Payments) on Line of Credit	26,175	(1,515,000)	(1,392,879)
Proceeds from Notes Payable	-	392,500	400,000
Membership Contributions	-	-	999,665
Payments on Long-Term Contract	-	-	(20,000)
Payments on Notes Payable	-	-	(15,000)
Payments for Cost of Raising Capital	-	-	(43,501)
Payments for Deferred Offering Costs	(103,418)	(84,002)	(614,542)
Net Cash Used in Financing Activities	(77,243)	(1,206,502)	(686,257)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,921)	70,096	8,377
Cash and Cash Equivalents - Beginning of Period	10,298	60,107	-

Cash and Cash Equivalents - End of Period	$8,377	$130,203	$8,377

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES INFORMATION
Deferred Offering Costs in Accounts Payable	$66,945	$38,174	$66,945
Accounts receivable from sale of construction in process materials	132,410	-	126,455
Land Purchased with Contract Payable	-	-	50,000
Amount due to Directors for Financing Costs	-	-	62,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$71,546	$69,995	$317,872

The accompanying Notes are an integral part of these financial statements.

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

Note 1: Organization and Nature of Business

The Company was formed on January 26, 2005 to have an indefinite life. The Company was organized to fund and construct a 40 million gallon biodiesel plant with distribution to Midwest states. The proposed plant site is to be located in Osceola, Iowa. Construction is anticipated to begin in fall of 2008. As of April 30, 2008, the Company is in the development stage with its efforts being principally devoted to organizational, project feasibility, equity raising, and permitting activities.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, other receivables and accounts payable approximates their fair value. It is not currently practicable to estimate fair value of the lines of credit and notes payable to lending institutions and other third parties. Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 6 and 7, there are no readily determinable similar instruments on which to base an estimate of fair value.

Note 3: Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since the period from inception (January 26, 2005) to April 30, 2008, the Company has generated a cumulative net loss of $1,339,758. As of April 30, 2008, the Company had members’ deficit of $383,594 and a working capital deficit of $1,544,865, respectively. The Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s equity drive (see Note 4) and/or through raising additional capital and ultimately obtaining the necessary capital to proceed with the construction of the plant.

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

PRIVATE PLACEMENT MEMORANDUM

The Company issued a Private Placement Memorandum dated July 5, 2005 for the sale of 1,654 member units. The units were offered at a price of $500 per unit. All 1,654 units were sold and issued on August 31, 2005 through this offering and remain outstanding at April 30, 2008. The proceeds from this offering are being used to pay for organizational and development costs and expenses the Company has incurred in connection with this project.

As of April 30, 2008, the Company had 2,172 units issued and outstanding held by 77 members in consideration of total capital contributions of $999,665.

REGISTRATION STATEMENT

The Company filed a registration statement with the Securities and Exchange Commission (SEC) on Form SB-2. The registration was declared effective, for a period of one year, on June 9, 2006, at which time the Company began selling units.

On June 8, 2007, the Company filed a rescission offer and a post-effective amendment to its registration statement. Although the project location and intended general contractor have changed, the terms of the offering remain substantially the same. In addition, eight post-effective amendments have been filed since then, which changed both the minimum and maximum units to 9,000 and 14,500, respectively, under the Company’s offering and reflected the signing of a Memorandum of Understanding entered into by the Company with SAFER Energy, LLC. During May 2008, the SEC declared effective the rescission offer and post-effective amendment to the Company’s registration statement filings.

In this agreement, the Company will issue 11,000 equity units ($11,000,000) in exchange for products and services provided by SAFER Energy LLC. As of April 30, 2008, the Company had received subscriptions from potential investors totaling approximately $12,015,000, a portion of which is held in escrow. These funds, however, are subject to refund of the aforementioned rescission offer. If all the investors who purchase the Company’s units prior to May 15, 2007 accept the rescission offer, the Company will be required to make an aggregate payment to the holders of these units of approximately $2,540,000. The original Offering was for up to a maximum of 25,500 units for sale at $1,000 per unit ($25,500,000).

The potential investor submitted a 10% deposit with their subscription agreement and executed a promissory note for the remaining balance, which will be due upon 30 days notice from the Board of Directors.

Escrow may break when the Company: (a) has cash proceeds from unit sales deposited in the escrow account equal or exceed $9,000,000, exclusive of interest; (b) has given written notice to the escrow agent that they have completed a private placement of 11,000 membership units with SAFER Energy, LLC ("Safer") to perform design, engineering and construction services for certain parts of the proposed biodiesel plant as described in the Safer memorandum of understanding; (c) has obtained a written debt financing commitment of at least $25,850,335; (d) has elected, in writing, to terminate the escrow agreement; (e) has received from the escrow agent an affidavit to the states in which the units have registered stating that the foregoing requirements of (a), (b), (c) and (d) have been satisfied. The Company will reach financial close, upon the execution and delivery of all required documents, including those related to (a), (b),(c), (d) and (e).

Note 5: Financing Arrangements

On October 4, 2006, the Company entered into a $2,200,000 bank line of credit, due April 17, 2007 and bearing interest at 12%, to acquire the necessary funds to enter into and make payment on a pre-construction agreement. On April 4, 2007, the Company amended the agreement effectively converting it into a term note and extended the maturity date through August 18, 2007 and changed the effective rate of interest to 10.24%. The Company executed several extensions, the most recent of which extended the maturity date to September 15, 2008, at which time the outstanding principal balance and unpaid interest is due in its entirety. This extension also amended the interest rate of the note from 10.24% to 8.74% through maturity. The balance outstanding as of April 30, 2008 totaled $617,001.

The bank line of credit is secured by substantially all the Company’s assets. In addition, five of the Company’s directors each executed personal guarantees from $175,000 to $300,000 to secure the debt. In consideration for the personal guarantees, the Company agreed to pay each director a fee equal to 5% of the amount personally guaranteed. At April 30, 2008, $62,500 has been included in accrued liabilities for payments to these directors upon maturity of the line of credit. As of April 30, 2008 amortization expense totaling 62,500 has been charged to interest expense.

On August 16, 2007, the Company entered into a $100,040 bank line of credit agreement, due February 16, 2008, to acquire funds for operational activities of the Company. The Company executed a extension, effective February 16, 2008 which extends the maturity to August 16, 2008, at which time the outstanding principal and any unpaid interest is due in it entirety. The agreement accrues interest at the Wall Street Journal prime rate rounded to .25%, and is adjusted daily. The interest rate as of April 30, 2008 totaled 5.00%. The line of credit is secured by substantially all the assets of the Company. The line is guaranteed by five of the Company’s directors. As of April 30, 2008, the principal balance outstanding totaled $100,040.

During January 2008, the Company entered into a $50,040 line of credit agreement with this same lender. The Company executed a extension, effective February 16, 2008 which extends the maturity to August 16, 2008, at which time the outstanding principal and any unpaid interest is due in it entirety. The line of credit is guaranteed by five of the directors. Interest is charged on outstanding borrowings at the Wall Street Journal prime rate, which totaled 5.00% as of April 30, 2008. As of April 30, 2008, the principal balance outstanding totaled $50,040.

During April 2008, the Company entered into a $40,040 line of credit agreement with this same lender. Principal and interest are due at maturity, which is August 16, 2008. The line of credit is guaranteed by four of the directors. Interest is charged on outstanding borrowings at .50% above the Wall Street Journal prime rate rounded to .25% adjusted daily. The interest rate as of April 30, 2008 totaled 5.50%. As of April 30, 2008, the principal balance outstanding totaled $40,040.

Total interest expense charged to operations, related to borrowings on the lines of credit, for the three months ended April 30, 2008 and 2007 totaled $15,961 and $58,266, respectively, and for the six months ended April 30, 2008 and 2007 totaled $54,287 and $167,605, respectively. Interest expense since inception totaled $324,014.

Note 6: Contracts Payable & Government Loans

The Company entered into an installment agreement in 2005 for the purchase of approximately 20 acres of land near Osceola, Iowa for $60,000. Under the terms of the agreement, the Company paid $10,000 at closing, and the remaining balance will be paid over three years. The contract bears an 8% interest rate, and is payable in $10,000 installments due on August 20 of each year with a balloon payment of the remaining contract balance due on August 20, 2008. As of April 30, 2008, the Company owes a balance of $30,000. The note is secured by the land.

On November 2, 2006, the Company received a $400,000 loan from the Iowa Department of Economic Development (IDED). During September 2005, the Company was approved for the IDED loans which are comprised of a $100,000 forgivable loan and a $300,000 interest free loan. These loans are secured by a blanket UCC filing covering all personal property currently in possession of the Company.

The Company changed the intended site of the plant from Decatuer County, Iowa to Osceola, Iowa. Per the terms of the IDED agreements, the project must be located in Decateur County, Iowa, therefore the Company is no longer eligible for the loans. In addition as a result of the default the outstanding balance will accrue interest at 6% per year until paid in full. The Company has been verbally informed by IDED that they are to repay the loans. Until such time as the Company repays the loan proceeds, it is not eligible to receive any IDED benefits for the Osceola location; the remaining principal balance of $385,000 has been classified as a current liability at April 30, 2008. As of April 30, 2008, $11,487 of interest expense has been accrued on the balance of the notes.

Note 7: Grants

On October 31, 2005, the Company was approved by the United States Department of Agriculture to receive up to $500,000 for the construction of the plant. To receive any of the grant money the Company must be able to raise 75% of the eligible project costs to complete the project. As of April 30, 2008, the Company has not received any cash related to this grant.

On October 5, 2005, the Company received an award letter from the Iowa Department of Economic Development indicating that the application for the Enterprise Zone financial assistance was selected for funding. Due to the Company’s change in intended plant location, the grant award may not be utilized at the Osceola, Iowa plant location without specific approval of the IDED (see further discussion in Note 6). As of April 30, 2008, the Company is attempting to transfer the award privileges for use at the new location, but no definitive approval has been provided.

On December 19, 2006, the Company received an approval of their grant application from the Iowa Rail Finance Authority Board for $250,000 or up to 80% of total eligible costs, whichever is less. The application was submitted by the Company for the Rail Revolving Loan and Grant program. The approved funding consists of a $150,000 loan and grant of $100,000 towards the construction of Company railway. Per the terms of the grant approval letter, to receive the grants, the Company will have to maintain a certain number of jobs for twenty-four months from the date the Company signs the final acceptance, which the company anticipates in fiscal 2008. As of April 30, 2008, no funds have been received relating to this grant.

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

Per the terms of the Understanding, the gross cost of $27,500,000 will be paid in $16,500,000 cash and $11,000,000 in Company units at the offering price of $1,000 per unit, or 11,000 units. The Company is in the process of negotiating the terms of the payment of services with SAFER, and the payment of services in units is not certain as of April 30, 2008. The Company has paid a deposit of $100,000 for the services. The Understanding with SAFER is contingent upon execution of a definitive agreement and the Company’s success at securing debt financing. In the event the Company is not able to enter into a definitive agreement with SAFER, $50,000 of the deposit is refundable. To date, the definitive agreement has not been signed.

Prior to the construction agreement with Ball and SAFER Energy, LLC, the Company had a construction agreement with REG. Of the original $2,200,000 paid in deposit to REG, the Company has received a refund of $1,767,310 as of April 30, 2008.

CONSULTING CONTRACTS

On February 23, 2006, the Company entered into a consulting agreement with a marketing group to provide services relating to development of collateral materials, presentation materials, and advertising related to the Company’s equity drive. The Company agreed to pay up to $282,000 for the services provided. From inception of the agreement, the Company has incurred $261,411 for consulting services, including $31,971 in accounts payable. These costs are capitalized in Deferred Offering Costs as of April 30, 2008.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to, those business risks and factors described elsewhere in this report and in our other Securities and Exchange Commission filings as well as those listed below.

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

Overview

Southern Iowa BioEnergy LLC is a development-stage Iowa limited liability company. It was formed on January 26, 2005 for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant near Lamoni in southern Iowa. We amended our Articles of Organization by filing our Amended and Restated Articles of Organization with the Iowa Secretary of State on April 15, 2005. Subsequently, we changed the size and location of our proposed biodiesel plant. We now plan to construct a 40 million gallon per year biodiesel plant in Osceola, Iowa. We have not yet engaged in the production of biodiesel and its co-products. We do not expect to generate revenues until plant construction is complete and the plant is operational. We anticipate completion of plant construction by winter 2009. However, this will depend on several factors including our ability to capitalize our project and complete plant construction in a timely manner.

On May 30, 2008, our rescission offer was declared effective by the SEC. We are in the process of conducting a rescission offer where we will give our current investors a chance to have their investment in us returned. Our current investors can decide to maintain their investment in us or have their investment returned. We have elected to pursue a rescission offer due to changes we made to our business plan. The period during which our investors may elect to rescind their investment expires on July 7, 2008. As of June 11, 2008, investors representing approximately 57% of the units we sold in our registered offering have chosen to have their investment returned. Also, the post-effective amendment to our registered offering was declared effective on May 30, 2008 and we anticipate continuing to raise equity through our registered offering. In a letter dated May 5, 2008, we received notice from the State of Alaska that due to our current financial condition, the State of Alaska is revoking our registration by coordination to sell our securities in Alaska. We currently have one investor in Alaska and we anticipate returning that investor's investment.

From our inception, and until April 30, 2008, we have incurred accumulated losses of approximately $1,340,000 and we anticipate that accumulated losses will continue to increase until the biodiesel plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.

Plan of Operations for the Next 12 Months

We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site development; and (3) plant construction. Assuming the successful completion of our registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities construction and equipment acquisition. Should we fail to complete our registered offering or secure the necessary debt financing for our project, we will not have sufficient funds available to complete our project and we anticipate ceasing development of our project and dissolving the Company. In addition, we do not expect our seed capital proceeds and current credit facilities to supply us with enough cash to cover our costs through this period, including staffing, office costs, audit, consulting, legal, compliance and staff training. We may need to secure additional interim debt financing to continue our development. Additionally, our auditors have indicated that we may not continue as a going concern, although our financial statements have been prepared as if we will be a going concern. If we are unable to secure the financing we require to continue developing our project, we may fail. We estimate that we will need approximately $52,350,000 to complete construction of the project.

The following schedule lists the steps we expect to take in the capitalization, site development, and plant construction and start-up. Whether we will have sufficient funds to complete these activities will depend on whether we can complete the equity and debt capitalization for our project.

June - August 2008
• Obtain construction and environmental permits;
• Enter into a technology agreement with Safer;
• Complete equity financing;
• Execute a definitive design-build agreement with a contractor;
• Break escrow;
• Secure debt financing; and
• Continue developing business procedures and capabilities.

September - November 2008
• Enter into construction contracts with subcontractors;
• Begin dirt work for the plant;
• Order key equipment;
• Recruit and retain first key employees; and
• Provide appropriate public information.

December 2008 - February 2009
• Begin construction of the plant;
• Schedule and provide for utility hook-ups;
• Complete utility hook-ups;
• Recruit, acquire, and train staff as needed; and
• Provide appropriate public information.

March - May 2009
• Continue construction of the plant;
• Begin testing plant components;
• Review feedstock markets with FCStone;
• Review markets with Eco-Energy; and
• Provide appropriate public information.

June – August 2009

• Continue plant construction.

September – December 2009

• Complete plan construction;
• Complete staff training;
• Complete plant start-up activities;
• Receive feedstock; and
• Test run plant.

If we are not able to fully capitalize our project, we will not be able to construct the proposed biodiesel plant and our project will fail.

Project capitalization

Project Development Financing

Seed Capital and Interim Financing

In April 2005, we sold 518 of our membership units to our founding members at a price of $333.33 per unit; and in August 2005, we sold a total of 1,654 of our membership units to our seed capital investors at a price of $500 per unit; and we received aggregate proceeds from these sales of $999,665. We determined the offering price per unit of $333.33 to our founding members and $500 for our seed capital units based upon the capitalization requirements necessary to fund our development, organization and financing activities as a development-stage company.

On October 4, 2006, we entered into a loan agreement with Great Western Bank, under which we obtained a $2,200,000 line of credit. We granted Great Western Bank a security interest in all our real property located in Clarke County, Iowa and five of our directors executed personal guarantees in order to secure the line of credit. We extended the maturity date on this line of credit on several occasions. The most recent amendment extended the maturity date of the loan to September 15, 2008, at which time the entire outstanding principal and accrued interest is due. The interest rate was also reduced to 8.74%. We used the $2,200,000 line of credit to make a payment to REG, Inc. for pre-construction services. We used part of the refund from REG, Inc. to pay down the balance of the line of credit. As of April 30, 2008, we had an outstanding balance on this line of credit of $617,001.

On August 16, 2007, we entered into a loan agreement with American State Bank - Osceola in which we obtained a $100,040 open-end operating line of credit. The line of credit matures on August 16, 2008, at which time the principal and accrued interest on the loan is due in full. We agreed to pay interest on any unpaid balance after maturity, and until paid in full, at a rate equal to the rate at maturity, plus 5%. If a payment is made more than 10 days after it is due, we agreed to pay 1.5% of the late amount with a minimum of $15.00 and a maximum of $50.00. Five (5) of our directors executed personal guarantees in order to secure the line of credit. As of April 30, 2008, we had an outstanding balance on this loan of $100,040. Interest accrues on this note at a rate of 5.00% as of April 30, 2008.

During January 2008, we entered into a $50,040 line of credit agreement with American State Bank – Osceola. This line of credit is also personally guaranteed by five of our directors. Principal and interest are due at maturity, which is August 16, 2008. Interest is charged on outstanding borrowings at the Wall Street Journal prime rate, which totaled 5.00% on April 30, 2008. We have agreed to pay interest on any unpaid balance after maturity, and until paid in full, at a rate equal to the rate at maturity, plus 5%. If a payment is made more than 10 days after it is due, we agreed to pay 1.5% of the late amount with a minimum of $15.00 and a maximum of $50.00. As of April 30, 2008, the balance outstanding on this loan totaled $50,040.

On April 9, 2008, we entered into a $40,040 line of credit agreement with American State Bank – Osceola. This line of credit is personally guaranteed by four of our directors. Principal and interest are due at maturity, which is August 16, 2008. Interest accrues on the line of credit based on the Wall Street Journal prime rate, which was 5.50% as of April 30, 2008. We have agreed to pay interest on any unpaid balance after maturity, and until paid in full, at a rate equal to the rate at maturity, plus 5%. If a payment is made more than 10 days after it is due, we agreed to pay 1.5% of the late amount with a minimum of $15.00 and a maximum of $50.00. As of April 30, 2008, the balance outstanding on this loan totaled $40,040.

Registered Offering and Debt Financing

We filed a registration statement on Form SB-2 with the SEC which became effective on June 9, 2006. However, as a result of changes we made to our business plan, we are undertaking a rescission offer to the investors who subscribed for units between June 9, 2006 and May 15, 2007. Our rescission offer became effective on May 30, 2008. We sent out the rescission offer to our investors at their last known addresses on Monday June 2, 2008. We also filed a post-effective amendment to our registered offering describing the changes that we made to our business plan. This post-effective amendment became effective on May 30, 2008. With the effectiveness of our registration, we anticipate continuing to raise equity for our project through our registered offering.

As of April 30, 2008, the Company had received subscriptions from potential investors totaling approximately $12,015,000. Investors were required to make a deposit of 10% of their investment into our escrow account until we issued a capital call for the remaining 90% of their investment. All of the funds deposited are currently being held in our escrow account. These funds, however, are subject to refund as a result of the aforementioned rescission offer. If all the investors who purchased our units prior to May 15, 2007 accept the rescission offer, we anticipate being required to make an aggregate payment to the holders of these units of approximately $2,540,000.

We will not close our current offering until we have raised the minimum offering amount of $9,000,000. We anticipate that we will need between $25,850,335 and $31,350,335 in debt financing, depending on the level of equity raised in our registered offering and any grant funding received, in order to fully capitalize our project. We are currently seeking a debt financing commitment from a lender who is interested in financing our project. A debt financing commitment only obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions. While we have had preliminary contact with potential lenders, we have not entered into any loan agreements for the project and we have not received any debt financing commitments. At this time, we do not know what business and financial conditions will be imposed on us. We may not be able to satisfy any potential loan commitment conditions that may be included in any debt commitment before closing, or at all. If this occurs we may:

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

On October 18, 2007, we executed an agreement with Commercial Property Lenders, Inc. ("CPL") dated October 4, 2007 to assist us with obtaining debt financing. Pursuant to the agreement, CPL agreed to use its best efforts to secure a permanent loan commitment to finance the project. In exchange for CPL's services, we agreed to pay CPL a fee equal to 2.0% of the loan amount, payable at the time of loan closing. Graceland University paid CPL a deposit of $30,000. Should we break escrow, we anticipate paying CPL $30,000 and CPL will in turn refund Graceland University's $30,000 deposit. The $30,000 is refundable within 30 days of termination of the agreement, provided that we cannot obtain debt financing upon terms acceptable to us. In the event we default upon the agreement, CPL is entitled to retain the $30,000 as liquidated damages.

Grants

Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We anticipate applying for those programs that are available.  Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, awards under some programs may preclude us from receiving funds under other programs.  Under some state and federal programs, awards are not made to applicants in cases where construction of the project has started prior to the award date.  There is no guarantee that applications will result in awards of grants or loans. In addition, even if a grant is awarded, if we do not meet the conditions or criteria of the grant, we will not receive the grant funds. We have applied for and/or received the following grants:

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

United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant

Nodaway Valley Biodiesel Project applied for the United States Department of Agriculture Renewable Energy Systems/Energy Efficiency Improvement Grant. On August 8, 2005, we merged with Nodaway Valley Biodiesel Project and on October 31, 2005, the application was assigned to us pursuant to the merger. We have executed a grant agreement with the United States Department of Agriculture. Funds must be spent by October 1, 2008. If we comply with the terms of the agreement, we may receive up to $500,000 to construct our biodiesel facility. As of April 30, 2008, we have not received any cash related to this grant.

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

Value Added Agricultural Processing Technical Assistance Grant

We received a Value Added Agricultural Processing Technical Assistance Grant of $5,000 from the Iowa Farm Bureau Federation.

Iowa Department of Economic Development

We received a $100,000 forgivable loan and a $300,000 no interest loan from the Iowa Department of Economic Development on October 5, 2005. On June 19, 2007, we received a notice from IDED that we are in default of these loans because we moved our project outside of Decatur County, Iowa. Additionally, we received notice from IDED's attorney on December 3, 2007, that we were in default of the IDED loans. Under the terms of the agreement, the project must be located in Decatur County, Iowa. We must repay the loan and forgivable loan amounts to IDED. The outstanding principal balance of the VAAPFAP loan is $385,000, plus interest at the rate of six percent (6%) per year. We anticipate that until we have repaid the IDED loans, we will not be eligible to receive the state Enterprise Zone benefits previously awarded.

Iowa Soybean Promotion Board

On July 22, 2005, we were awarded a Soybean Value Added Grant from the Iowa Soybean Promotion Board in the amount of $5,000.

Rail Revolving Loan and Grant Program

On December 19, 2006, we received an approval of a grant application from the Iowa Rail Finance Authority Board for $250,000 or up to 80% of total eligible costs, whichever is less. The application was submitted by us for the Rail Revolving Loan and Grant program. The approved funding consists of a $150,000 loan and grant of $100,000 towards the construction of out railway. According to the terms of the grant approval letter, to receive the grants, we will have to maintain a certain number of jobs for twenty-four months from the date we sign the final acceptance. As of April 30, 2008, no funds have been received relating to this grant.

Product Research and Development

We do not anticipate engaging in any product research or development activities in the next 12 months.

Site acquisition and development

We have identified a proposed site for the plant located in Osceola, Iowa in Clarke County and have purchased 33 acres of real estate. A preliminary professional site assessment did not identify any environmental or construction concerns with respect to the site. We purchased 13 acres of land from Jack Cooley, one of our initial directors, for $130,000. In addition, we entered into an installment agreement with Fonda Brodsack to purchase 20 additional acres for our biodiesel facility adjacent to the property purchased from Mr. Cooley. Under the terms of the installment agreement with Ms. Brodsack, we will pay $60,000 for the land, of which $30,000 has been paid as of April 30, 2008.

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

Plant construction and start-up of plant operations

We expect to complete construction of the proposed plant and commence operations approximately 12 to 15 months after closing our registered offering. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute final contracts concerning the construction of the plant; provision of necessary water, natural gas and other power sources; feedstock procurement agreements; and marketing agreements for biodiesel and glycerin. Assuming the successful completion of our registered offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

On December 7, 2007, we entered into an interim agreement with Ball Industrial Services, LLC of West Des Moines, Iowa to construct our biodiesel plant. The interim agreement is effective until the later of when we enter into a definitive agreement with Ball for the construction of the biodiesel plant or August 1, 2008. The interim agreement we have with Ball anticipates that SAFER Energy, LLC (Safer) will be the technology provider for our project and will supply certain machinery and equipment for the project. The interim agreement does not provide for a total cost for Ball to construct our proposed biodiesel plant. The interim agreement provides that the total cost of the project will be determined when the Company and Ball enter into a definitive design-build contract. We may never enter into a final design-build contract with Ball. We currently anticipate that we will pay our contractor $10,560,000 to construct the biodiesel plant. Additionally, we anticipate approximately $3,800,000 in facility construction related costs including construction of the administrative building, construction of utility extensions, construction contingency, a performance bond, construction insurance and capitalized interest. In addition, we anticipate paying Safer $27,500,000 for the technology for our plant. We anticipate the total cost of the plant, including the technology, to be $41,360,000. However, the actual cost of the plant may increase significantly. We paid Ball a $50,000 deposit pursuant to the terms of the interim agreement.

On May 30, 2007, we entered into a risk management and feedstock agency agreement with FCStone, LLC in which FCStone will provide us with risk management and feedstock purchasing agent services. FCStone will provide us with consulting services related to the implementation of a risk management program. In exchange for FCStone's risk management and feedstock agency services, we will pay FCStone a service fee of $450,000 per year, payable in advance in equal monthly installments of $37,500, due on the first day of each month after operations begin. The initial term of the feedstock agency agreement is 3 years and will automatically renew for 1-year terms thereafter, unless either party gives written notice of non-renewal to the other party not less than 90 days prior to the end of the current term. In addition, either party may terminate the feedstock agency agreement for a material breach upon 90 days notice to the other party.

On June 6, 2007, we entered into a biodiesel marketing agreement with Eco-Energy Biodiesel, LLC (Eco-Energy) in which Eco-Energy will market our biodiesel. We expect Eco-Energy to purchase and market all of the biodiesel we produce at our plant. In addition, we anticipate Eco-Energy will provide us with analysis of biodiesel supply and demand; market access to distribution channels developed by Eco-Energy; analysis and audit of biodiesel customers, including creditworthiness; marketing specialists and sales representatives to attain and establish sales opportunities and relationships for the facility's products; transportation and logistics for biodiesel shipments; and invoicing and accounts receivable management. The initial term of the agreement is 3 years which will automatically be renewed unless we give Eco-Energy 4 months written notice prior to the end of the initial term of our intent not to renew. We agreed to pay a fee of 1% of the net purchase price per gallon of biodiesel for the services of Eco-Energy and materials provided. In addition, we agreed to pay a marketing fee of $0.015 per net gallon of biodiesel, payable monthly on actual gallons shipped.

On November 6, 2007, we entered into a non-binding memorandum of understanding with Safer to provide us with certain design, engineering, and construction services for our biodiesel plant. The non-binding memorandum of understanding with Safer includes general terms we anticipate will be embodied in a final agreement with Safer. We anticipate negotiating a definitive agreement with Safer in the next few months. We anticipate paying Safer approximately $27,500,000 for design, engineering and construction services, however, this number may change when we negotiate the definitive agreement with Safer. We anticipate that we will pay Safer $16,500,000 in cash and 11,000 of our membership units that we have priced at $1,000 per unit. We have not reached any definitive agreement with Safer and we may never do so.

We are in the process of negotiating and finalizing agreements for water, electricity, gas and sewer services. A boiler that uses a variety of fuels including solids is being considered and may reduce the energy costs for the plant materially. We anticipate we will contract for natural gas with appropriate risk management, and current rates for the transmission of natural gas appear favorable. We anticipate that the biodiesel plant will have the ability to utilize glycerin as a fuel source for the plant. This may be advantageous in times when the price of glycerin decreases. Rates for water and electricity have been negotiated. We believe that the Osceola sewer system has the capacity to handle the volume of sewage the plant will produce.

We do not anticipate hiring a third-party management company to operate our biodiesel facility. Rather, we intend to hire our own production personnel capable of successfully operating the facility at capacity. However, we may not be able to hire qualified production personnel at reasonable wages, if at all. We expect our biodiesel production facility to utilize Safer production technology. Safer production technology has been used in two plants in the United States and plants in Australia and Europe. We may not be able to hire employees with experience operating the Safer technology. Our inability to hire production personnel with experience or training in the operation of Safer biodiesel production technology may result in our inability to operate the proposed plant at capacity, or at all, which would result in the loss of some or all of your investment.

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

Growth and Increased Competition in the Biodiesel Industry

According to the National Biodiesel Board, the biodiesel manufacturing industry experienced rapid growth over the last three years. In 2006, approximately 250 million gallons of biodiesel were produced in the United States. According to the National Biodiesel Board, the 2006 biodiesel production was almost three times higher than biodiesel production in 2005. Additionally, 2007 United States biodiesel production was estimated by the National Biodiesel Board to be 450 million gallons, a significant increase compared to the 2006 production. However, recently, some biodiesel plants have ceased operations due to the increasing price of feedstock used to produce biodiesel. The price of feedstock may continue to increase which may force other biodiesel producers to cease operations.

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

However, according the National Biodiesel Board, as of January 25, 2008, the United States biodiesel industry has capacity to produce approximately 2.24 billion gallons of biodiesel per year. Management believes that many biodiesel plants do not operate at full capacity. Further, according to National Biodiesel Board statistics, current plant construction and expansion are expected to result in another 1.23 billion gallons of annual biodiesel production capacity, for total annual production capacity of 3.47 billion gallons. This is significantly higher than the United States estimated biodiesel production for 2007. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity may result, and we may be unable to sell the biodiesel we expect to produce profitably.

Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Management expects that the price of biodiesel will be supported by current high petroleum diesel prices. Management anticipates that the price of biodiesel will continue to be comparable to the price of petroleum based diesel. Biodiesel production at our plant will require significant amounts of vegetable and plant oils and other inputs. We do not have any long-term commitments to acquire vegetable or plant oils or any other inputs for biodiesel production at our plant. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in less revenue, which may result in the loss of some or all of your investment.

Nationally, the biodiesel industry may become more competitive given the construction and expansion that is occurring in the industry. In January 2008, the National Biodiesel Board estimated:

•	there were 171 active plants with an annual biodiesel production capacity of 2.24 billion gallons annually;
•	another 60 plants are currently under construction and an additional 3 plants are expanding their existing operations;
•	the additional combined biodiesel production capacity of these plants under construction is estimated to be 1.23 billion gallons per year;
•	biodiesel plants are operating or have been proposed in at least 44 states; and
•	currently, there are 14 operating biodiesel plants in Iowa.

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

The federal biodiesel tax credit may not be extended which may adversely affect our ability to capitalize our project.

The American Jobs Creation Act of 2004 created the Volumetric Ethanol Excise Tax Credit (VEETC) for biodiesel of $1.00 per gallon for agri-biodiesel or biodiesel derived solely from crude soybean oils, including esters derived from vegetable oils from corn, soybeans, sunflower seeds, cottonseeds, canola, crambo, rapeseeds, safflowers, flaxseeds, rice bran, and mustard seeds, and from animal fats and a tax credit of $0.50 per gallon for non agri-biodiesel blended with petroleum diesel. VEETC was originally set to expire in 2006, but was extended through December 31, 2008 by the Energy Policy Act of 2005. However, VEETC may not be extended past December 31, 2008 which would have a significant and negative impact on our ability to capitalize our project and may prevent us from profitably operating our proposed biodiesel plant, even if it is constructed.

The decreasing availability and increasing price of soybean and other vegetable oils may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues.

Our proposed plant may utilize a number of vegetable oils as the feedstock for biodiesel production; however, we will likely predominantly use soybean oil. On May 12, 2008, the United States Department of Agriculture reported the preliminary April 2008 average price of soybean oil was 56.58 cents per pound. In the USDA's May 12, 2008 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007/2008 forecast being 52 cents per pound. Management believes that based on this soybean oil price, the proposed plant may be able to operate profitably. However, this is based on estimates and may not be realized. The twenty-year average price for soybean oil is approximately 23 cents per pound. If the availability of soybean oil continues to decrease and the price of soybean oil remains at current levels or continues to increase, we may be unable to obtain adequate quantities of feedstock at economical prices, which could have a material adverse effect on our business resulting in temporary or permanent shutdowns of our proposed plant.

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

Sources of Funds	Maximum 14,500 Units Sold	Percent of Total
Unit Proceeds	$14,500,000	27.71
Anticipated Safer In-Kind Contribution	11,000,000	21.00
Seed Capital Proceeds	827,000	1.58
Founding Member Proceeds	172,665	0.33
Anticipated Term Debt Financing	25,850,335	49.38
Total Sources of Funds	$52,350,000	100.00%

Sources of Funds	If 11,750 Units Sold	Percent of Total
Unit Proceeds	$11,750,000	22.46
Anticipated Safer In-Kind Contribution	11,000,000	21.00
Seed Capital Proceeds	827,000	1.58
Founding Member Proceeds	172,665	0.33
Anticipated Term Debt Financing	28,600,335	54.63
Total Sources of Funds	$52,350,000	100.00%

Sources of Funds	Minimum 9,000 Units Sold	Percent of Total
Unit Proceeds	$9,000,000	17.20
Anticipated Safer In-Kind Contribution	11,000,000	21.00
Seed Capital Proceeds	827,000	1.58
Founding Member Proceeds	172,665	0.33
Anticipated Term Debt Financing	31,350,335	59.89
Total Sources of Funds	$52,350,000	100.00%

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

Use of Proceeds
Construction Costs:
Base Construction Cost	$10,560,000
Technology	27,500,000
Construction Contingency	2,000,000
Utility Extensions	100,000
Administrative Building	250,000
Construction performance bond	300,000
Construction Insurance Costs	150,000
Capitalized Interest	1,000,000
Land Cost:	190,000
Start up Costs:
Financing Costs	1,350,000
Organization Costs	821,000
Working Capital—Accounts Receivable	3,500,000
Working Capital – Accounts Payable	600,000
Working Capital--Inventory	3,500,000
Working Capital—Cash	529,000
TOTAL	$52,350,000

Employees

We currently have one full-time employee. We expect to hire approximately 14 full-time employees as needed when we begin plant operations.

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

Liquidity and Capital Resources

As of April 30, 2008, we had total assets of approximately $1,194,000 consisting primarily of deferred offering costs and property and equipment. As of April 30, 2008, we had current liabilities of approximately $1,577,000 consisting primarily of our operating lines of credit, current maturities of notes payable and accounts payable. Since our inception through April 30, 2008, we had an accumulated deficit of approximately $1,340,000, primarily due to start-up business costs. Total liabilities and members' equity as of April 30, 2008, was a deficit of approximately $384,000. Since our inception, we have generated no revenue from operations.

Based on our business plan and current construction cost estimates, we believe our total project will cost approximately $52,350,000. We raised $999,665 from our founding members and in our seed capital offering. In addition, we are seeking to raise a minimum of $9,000,000 and a maximum of $14,500,000 of equity in our registered offering. We also plan to exchange 11,000 of our units in a private placement in exchange for $11,000,000 in design, engineering and construction services by Safer. Including the $999,665 we raised from our founding members and in our seed capital offering, and depending on the level of equity raised in our registered offering and the amount of grants and other incentives awarded to us, we expect to require debt financing ranging from $25,850,335 to $31,350,335. We have not received any commitments from any financing sources for our project. We anticipate continuing to try to raise the equity and debt financing we require to build our proposed biodiesel plant.

Item 3A(T). Controls and Procedures

Our management, including our President (the principal executive officer), William T. Higdon, along with our Treasurer (the principal financial officer), Alan Elefson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material developments.

Item 1A. Risk Factors.

A significant number of investors in our registered offering may elect to rescind their investment in us which may prevent us from capitalizing our project and we may fail.

We are in the process of conducting a rescission offer where we will give our current investors a chance to have their investment in us returned. On May 30, 2008, our rescission offer was declared effective by the SEC and we sent the rescission offer to the investors in our registered offering on June 2, 2008. We have elected to pursue a rescission offer due to changes we made to our business plan. The period during which our investors may elect to rescind their investment expires on July 7, 2008. As of June 11, 2008, investors representing approximately 57% of the units we sold in our registered offering have elected to have their investment returned. In order to proceed with our development plans, we will need to raise at least $9,000,000 in equity. We currently do not have sufficient equity to proceed with our project which means we may have to raise additional equity in order to complete our project. Should a significant number of investors choose to rescind their investment, our project will fail.

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

If we do not sell the minimum amount of units, our registered offering will not close. Even though we must receive a debt financing commitment as a condition of closing escrow, the definitive loan agreements to obtain debt financing may not be fully negotiated when we close on escrow. The definitive loan agreement may never be executed, or if it is executed, it may not be on terms acceptable to us. If the definitive agreements to obtain debt financing are arranged and executed, we expect that we will be required to use the funds raised from our offering prior to receiving the debt financing funds.

Our auditors have reported that we may be unable to continue as a going concern which means our development business operations may be unsuccessful and our units may have little or no value. As discussed in the accompanying financial statements, the difficulty in generating cash through our equity drive and obtaining additional capital to further the construction and start up of the plant has caused our auditor to raise doubts about our ability to continue as a going concern. We intend to continue to raise equity through our registered offering in order to raise the necessary capital to fund our project. With the effectiveness of our registration statement, we anticipate raising between $9,000,000 and $14,500,000 in equity to fund our proposed biodiesel plant. In addition to the equity we need to construct our proposed plant, we are seeking to obtain between $25,850,335 and $31,350,335 in debt financing. The amount of debt financing we require will depend on the amount of equity and grants we secure for our project. We have no contracts or commitments with any bank, lender or financial institution for this debt financing. We may not be able to obtain the necessary debt financing, other financing or grants sufficient to capitalize the project. Depending on the number of units we sell in our registered offering and the number of investors who rescind their investment in us, we may also seek third party credit providers to provide subordinated debt for the construction and initial operating expenses of the project. These factors have caused doubts as to our ability to continue as a going concern. If we cannot continue as a going concern, our project will fail and you may lose some or all of the value of your investment.

We have a history of losses and may not ever operate profitably. For the period of January 26, 2005 (inception) through April 30, 2008, we incurred an accumulated net loss of approximately $1,340,000 or $743.90 per weighted average unit. We will continue to incur significant losses until we successfully complete construction and commence operations of the proposed plant. We may not be successful in completing our registered offering and/or in our efforts to build and operate a biodiesel plant. Even if we successfully meet all of these objectives and begin operations at the biodiesel plant, we may not be able to operate profitably.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 9, 2006, our registered offering, Commission File No. 333-131775, was declared effective by the SEC. As of the date of this report, we have not received or used any proceeds from our registered offering. We filed a series of post-effective amendments to our registration statement which was declared effective on May 30, 2008. All of the funds our investors paid as deposits in our registered offering are currently being held in escrow. As of April 30, 2008, our expenses related to the registration and issuance of our public units was $681,486 which will be netted against the offering proceeds should we break escrow. All of these expenses were direct or indirect payments to unrelated parties.

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

SOUTHERN IOWA BIOENERGY LLC

Date: June 16, 2008	/s/ William T. Higdon
William T. Higdon
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 16, 2008	/s/ Alan Elefson
Alan Elefson
Treasurer
(Principal Financial and Accounting Officer)