Form 10QSB
period 2008-07-31
SOUTHERN IOWA BIOENERGY LLC
filed 2008-09-19
CIK 1342630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2008

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

As of September 15, 2008, there were 2,172 members units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐ Yes  ☒ No

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Balance Sheet
July 31, 2008

ASSETS
CURRENT ASSETS

Cash and cash equivalents	$1,173
Prepaid expenses	113
Total current assets	1,286

PROPERTY AND EQUIPMENT
Land	190,000
Furniture and office equipment	10,887
Construction in Process	171,590
372,477
Accumulated depreciation	(7,325)
Net property and equipment	365,152

OTHER ASSETS
Construction contract retainer	50,000
Total other assets	50,000

TOTAL ASSETS	$416,438

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Balance Sheet
July 31, 2008

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Lines of credit	$845,131
Accounts payable	381,068
Accrued liabilities	98,537
Notes payable	385,000
Total current liabilitites	1,709,736

MEMBERS' EQUITY
Member contributions, 2,172 Units outstanding at July 31, 2008	956,164
Deficit accumulated during development stage	(2,249,462)
Total members' equity	(1,293,298)

TOTAL LIABILITIES AND MEMBERS' EQUITY	$416,438

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Operations

					From Inception
					(January 26, 2005)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Through
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007	July 31, 2008
Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit	$-	$-	$-	$-	$-

Operating Expenses

Professional Fees	48,911	41,630	138,628	199,245	882,428

General & Administrative	755,767	24,497	776,073	77,580	1,115,912

Total Operating Expenses	$804,678	$66,127	$914,701	$276,825	$1,998,340

Operating Loss	(804,678)	(66,127)	(914,701)	(276,825)	(1,998,340)

Other Income/(Expense)
Grant Income	-	-	-	-	131,000
Other Income/Expense		-	264	25,023	25,558
Interest Income	-	295	25	3,919	21,360
Interest Expense	(105,026)	(22,623)	(159,313)	(190,228)	(429,040)
Total Other Expense	$(105,026)	$(22,328)	$(159,024)	$(161,286)	$(251,122)

Net Loss	$(909,704)	$(88,455)	$(1,073,725)	$(438,111)	$(2,249,462)

Weighted Average Units Outstanding - Basic and Diluted	2,172	2,172	2,172	2,172	1,927

Net Loss Per Unit - Basic and Diluted	$(418.83)	$(40.73)	$(494.35)	$(201.71)	$(1,167.34)

The accompanying Notes are an integral part of these financial statements.

SOUTHERN IOWA BIOENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Cash Flows

			From Inception
			(January 26, 2005)
	Nine Months	Nine Months	Through
	July 31, 2008	July 31, 2007	July 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,073,725)	$(438,111)	$(2,249,462)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities
Depreciation and Amortization	7,087	47,261	71,125
Professional Fees Expensed from Construction Deposit	-	58,380	174,683
Loss on sale of asset	-	1,000	1,000
Deferred offering costs expensed	684,320		684,320
Impairment of construction in process	64,011		64,011
Change in Assets and Liabilities
Decrease in Accounts Receivable	126,455	-	126,455
Decrease in Prepaid Expenses	3,011	10,134	(113)
Increase (Decrease) in Accounts Payable	315,433	(118,573)	330,931
Increase in Accrued Liabilities	11,148	10,854	36,037
Net Cash From (Used in) Operating Activities	137,740	(429,055)	(761,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Land Option	-	-	(15,000)
Refund on Land Option	-	-	15,000
Refunds on Construction in Process	-	1,657,305	1,657,305
Expenditures for Property and Equipment	-	-	(158,687)
Proceeds from Sale of Property and Equipment	-	5,500	5,500
Payment for Construction Deposit	-	(50,000)	(50,000)
Net Cash From Investing Activities	-	1,612,805	1,454,118

CASH FLOWS FROM FINANCING ACTIVITIES
Net Borrowings (Payments) on Line of Credit	34,185	(1,515,000)	(1,384,869)
Proceeds from Notes Payable	-	385,000	400,000
Membership Contributions	-	-	999,665
Payments on Long-Term Contract	-	-	(20,000)
Payments on Notes Payable	-	-	(15,000)
Payments for Cost of Raising Capital	-	-	(43,501)
Payments for Deferred Offering Costs	(181,050)	(97,565)	(628,227)
Net Cash Used in Financing Activities	(146,865)	(1,227,565)	(691,932)

Net Increase in Cash and Cash Equivalents	(9,125)	(43,815)	1,173
Cash and Cash Equivalents - Beginning of Period	10,298	60,107	-

Cash and Cash Equivalents - End of Period	$1,173	$16,292	$1,173

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES INFORMATION
Deferred Offering Costs in Accounts Payable	$56,092	$77,243	$56,092
Accounts receivable from unrelated third parties for use of construction in process materials	126,455	-	126,455
Construction in process and accounts payable balance satisfied by REG payment for refund of materials	5,955	-	5,955
Land Purchased with Contract Payable	-	-	50,000
Construction Retainer Payable	-	-	300,000
Refund of Retainer Payable	-	344,584	344,584
Net Borrowings on Operating Line of Credit for payment towards Construction in Process	-	-	368,012
Net Borrowings on Operating Line of Credit for payment towards Construction Retainer Deposit	-	-	47,070
Amount due to Directors for Financing Costs	-	-	62,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$86,550	$185,990	$393,771

The accompanying Notes are an integral part of these financial statements.

Condensed Notes to Unaudited Financial Statements – July 31, 2008

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2007, contained in the Company’s Form 10-KSB.

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

Note 1: Organization and Nature of Business

The Company was formed on January 26, 2005 to have an indefinite life. The Company was organized to fund and construct a 40 million gallon biodiesel plant with distribution to Midwest states. The proposed plant site is to be located in Osceola, Iowa. As of July 31, 2008, the Company is in the development stage with its efforts being principally devoted to organizational development and project feasibility. During the quarter ended July 31, 2008, due to the changes in the Company’s business plan, the Company offered its subscribers the opportunity to rescind their investment in full plus statutorily prescribed interest. A significant percentage of investors accepted the offer and were paid out of escrow funds on July 29, 2008 and interim debt financing secured by the Company. Subsequent to quarter end, the Company decided ultimately to withdraw their federal and state securities registrations and paid out all remaining subscribers plus accrued interest. The Company may continue with a private offering in the future and continues to pursue the construction of the plant; however the project feasibility is uncertain at this time.

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

Significant estimates includes construction in process which is dependent upon successful financing and project development, as discussed below. It is at least reasonably possible that this estimate may change in the near term.

Construction in process consists of costs incurred by the Company’s prior general contractor for materials related to the construction of the plant. The actual cost of the material either utilized by the Company in the construction of the plant or received in the sale of materials could differ from that estimate.

Condensed Notes to Unaudited Financial Statements

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

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows

Note 3: Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since the period from inception (January 26, 2005) to July 31, 2008, the Company has generated a cumulative net loss of $2,249,462. As of July 31, 2008, the Company had members’ deficit of $1,293,298 and a working capital deficit of $1,708,450. The Company’s ability to continue as a going concern is dependent on the success of generating cash from board of directors loans and financial institutions (see Note 5). The Board of Directors has also discussed the possibility of a private offering in the near term.

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

Condensed Notes to Unaudited Financial Statements

Private Placement Memorandum

The Company issued a Private Placement Memorandum dated July 5, 2005 for the sale of 1,654 member units. The units were offered at a price of $500 per unit. All 1,654 units were sold and issued on August 31, 2005 through this offering and remain outstanding at July 31, 2008. The proceeds from this offering are being used to pay for organizational and development costs and expenses the Company has incurred in connection with this project.

As of July 31, 2008, the Company had 2,172 units issued and outstanding held by 77 members in consideration of total capital contributions of $999,665.

Registration Statement

The Company filed a registration statement with the Securities and Exchange Commission (SEC) on Form SB-2. The registration was declared effective, for a period of one year, on June 9, 2006, at which time the Company began selling units.

On June 8, 2007, the Company filed a rescission offer and a post-effective amendment to its registration statement. Although the project location and intended general contractor were changed, the terms of the offering remained substantially the same. In addition, eight post-effective amendments have been filed since then, which changed both the minimum and maximum units to 9,000 and 14,500, respectively, under the Company’s offering and reflected the signing of a Memorandum of Understanding entered into by the Company with SAFER Energy, LLC. During May 2008, the SEC accepted and made effective the rescission offer and post-effective amendment to the Company’s registration statement filings.

Prior to July 31, 2008, the Company had received subscriptions from potential investors totaling approximately $12,015,000, a portion of which was held in escrow. During the quarter ended July 31, 2008, the Company offered investors subscribed in the Company the right of rescission due to the aforementioned changes to the Company’s business plan. A majority of the subscribers elected to have their investment rescinded. The Company returned the deposits it was holding in escrow for each of the subscribers who elected rescission plus statutorily prescribed interest. Subsequent to quarter end, the Company decided to withdraw its state and federal securities registrations. As a result, the remaining subscribers who did not elect rescission received a refund of their deposits which were being held in escrow plus accrued interest. All promissory notes provided to subscribers were cancelled as of the date of payment. During the quarter ended July 31, 2008, the Company paid and recorded approximately $80,000 related to interest owed to subscribers as a result of the withdrawal. In addition, deferred offering costs totaling $684,320 were expensed and included in general and administrative expenses due to the withdrawal of the Company’s equity drive.

 Note 5: Financing Arrangements

On October 4, 2006, the Company entered into a $2,200,000 bank line of credit, due April 17, 2007 and bearing interest at 12%, to acquire the necessary funds to enter into and make payment on a pre-construction agreement. On April 4, 2007, the Company amended the agreement effectively converting it into a term note and extended the maturity date through August 18, 2007 and changed the effective rate of interest to 10.24%. The Company executed several extensions, the most recent of which extended the maturity date to September 15, 2008, at which time the outstanding principal balance and unpaid interest is due in its entirety. This extension also amended the interest rate of the note from 10.24% to 8.74% through maturity. The Company is currently working with the bank to execute an amendment to extend the date of maturity. The balance outstanding as of July 31, 2008 totaled $610,051.

Condensed Notes to Unaudited Financial Statements

The bank line of credit is secured by substantially all the Company’s assets. In addition, five of the Company’s directors each executed personal guarantees from $175,000 to $300,000 to secure the debt. In consideration for the personal guarantees, the Company agreed to pay each director a fee equal to 5% of the amount personally guaranteed. At July 31, 2008, $62,500 has been included in accrued liabilities for payments to these directors upon maturity of the line of credit. As of July 31, 2008 the director fees had been fully amortized by the Company.

On August 16, 2007, the Company entered into a $100,040 bank line of credit agreement, due February 16, 2008, to acquire funds for operational activities of the Company. The Company executed an extension, effective February 16, 2008 which extends the maturity to December 9, 2008, at which time the outstanding principal and any unpaid interest is due in its entirety. The agreement accrues interest at the Wall Street Journal prime rate rounded to .25%, and is adjusted daily. The interest rate as of July 31, 2008 totaled 10.00%. Outstanding borrowings and interest are due in entirety on the date of maturity. The line of credit is secured by substantially all the assets of the Company. The line is guaranteed by five of the Company’s directors. As of July 31, 2008, the principal balance outstanding totaled $100,040.

During January 2008, the Company entered into a $50,040 line of credit agreement with this same lender originally due February 16, 2008 later amended to August 16, 2008. The note was again amended on August 16, 2008, changing the maturity date to December 9, 2008, at which time the outstanding principal and any unpaid interest is due in its entirety. The line is guaranteed by five of the Company’s directors. Interest is charged on outstanding borrowings at the Wall Street Journal prime rate, which totaled 5.00% as of July 31, 2008. As of July 31, 2008, the principal balance outstanding totaled $50,040.

During April 2008, the Company entered into a $40,040 line of credit agreement with this same lender. Principal and interest are due at maturity, which was August 16, 2008. As of August 16, 2008 the Company executed an extension effectively extending the maturity date to December 9, 2008. The line is guaranteed by four of the Company’s directors. Interest is charged on outstanding borrowings at .50% above the Wall Street Journal prime rate rounded to .25% adjusted daily. The interest rate as of July 31, 2008 totaled 10.50%. As of July 31, 2008, the principal balance outstanding totaled $40,040.

During July 2008, the Company entered into a $15,000 line of credit agreement with this same lender. Principal and interest are due at maturity, which is October 26, 2008. The line is guaranteed by four of the Company’s directors. Interest is charged on outstanding borrowings at .50% above the Wall Street Journal prime rate rounded to .25% adjusted daily. The interest rate as of July 31, 2008 totaled 6.433%. As of July 31, 2008, the principal balance outstanding totaled $15,040.

On August 20, 2008, the Company entered into a $30,000 note payable which accrues interest at 8.74%. This loan was used to make the final payment for the land the Company purchased from Ms. Brodsack. The entire amount of the loan is due on September 20, 2008. The loan has a default rate of 21%. The Company intends to negotiate an extension of the maturity date with the bank upon maturity.

Total interest expense charged to operations, related to borrowings on the lines of credit, for the three months ended July 31, 2008 and 2007 totaled $24,469 and $22,622, respectively.

Condensed Notes to Unaudited Financial Statements

Note 6: Contracts Payable & Government Loans

The Company entered into an installment agreement in 2005 for the purchase of approximately 20 acres of land near Osceola, Iowa for $60,000. Under the terms of the agreement, the Company paid $10,000 at closing, and the remaining balance was to be paid over three years. The contract bears an 8% interest rate, and was payable in $10,000 installments due on August 20 of each year with a balloon payment of the remaining contract balance due on August 20, 2008. As of July 31, 2008, the Company owes a balance of $30,000. The note is secured by the land. Subsequent to July 31, 2008, the Company paid the remaining $30,000 due on August 20, 2008.

On November 2, 2006, the Company received a $400,000 loan from the Iowa Department of Economic Development (IDED). During September 2005, the Company was approved for the IDED loans which are comprised of a $100,000 forgivable loan and a $300,000 interest free loan. These loans are secured by a blanket UCC filing covering all personal property currently in possession of the Company.

The Company changed the intended site of the plant from Decatur County, Iowa to Osceola, Iowa. Per the terms of the IDED agreements, the project must be located in Decatur County, Iowa, therefore the Company is no longer eligible for the loans. In addition, as a result of the default the outstanding balance will accrue interest at 6% per year until paid in full. The Company received a letter from IDED's attorney in 2007 indicating the Company was in default of the loans. No further action has been taken by IDED. Until such time as the Company repays the loan proceeds, it is not eligible to receive any IDED benefits for the Osceola location; the remaining principal balance of $385,000 has been classified as a current liability at July 31, 2008. As of July 31, 2008, $5,839 of interest expense has been accrued on the balance of the notes.

Note 7: Grants

On October 31, 2005, the Company was approved by the United States Department of Agriculture to receive up to $500,000 for the construction of the plant. To receive any of the grant money the Company must be able to raise 75% of the eligible project costs to complete the project. The grant agreement matures on September 30, 2008. As of July 31, 2008, the Company has not received any cash related to this grant.

On October 5, 2005, the Company received an award letter from the Iowa Department of Economic Development indicating that the Company’s application for the Enterprise Zone financial assistance was selected for funding. Due to the Company’s change in intended plant location, the grant award may not be utilized at the Osceola, Iowa plant location without specific approval from IDED (see further discussion in Note 7). As of July 31, 2008, the Company is attempting to transfer the award privileges for use at the new location, but no definitive approval has been provided.

On December 19, 2006, the Company received an approval of their grant application from the Iowa Rail Finance Authority Board for $250,000 or up to 80% of total eligible costs, whichever is less. The application was submitted by the Company for the Rail Revolving Loan and Grant program. The approved funding consists of a $150,000 loan and grant of $100,000 towards the construction of Company railway. Per the terms of the grant approval letter, to receive the grants, the Company will have to maintain a certain number of jobs for twenty-four months from the date the Company signs the final acceptance, which the company anticipates in fiscal 2008. As of July 31, 2008, no funds have been received relating to this grant.

Condensed Notes to Unaudited Financial Statements

Note 8: Commitments and Contingencies

Plant Construction

During April 2007, the Company signed an interim construction agreement with Ball Industrial Services, LLC (BIS) for the engineering, procurement, and construction for a portion of the Company’s plant. The intent of the interim agreement is to establish a base line from which BIS will execute a definitive agreement unless sooner terminated by either party. On December 7, 2007, the Company entered into an amended interim agreement with BIS which updated the agreement for the construction of a 40 million gallon per year biodiesel plant as well as define the date to which a definitive agreement will be signed. The letter of intent states the agreement is in effect until the date a definitive agreement is executed. No definitive agreement has yet been signed.

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

Per the terms of the Understanding, the gross cost of $27,500,000 will be paid $16,500,000 in cash and $11,000,000 in Company units at the offering price of $1,000 per unit, or 11,000 units. The Company is in the process of negotiating the terms of the payment of services with SAFER, and the payment of services in units is not certain as of July 31, 2008. To date, the definitive agreement has not been signed.

Consulting Contracts

On February 23, 2006, the Company entered into a consulting agreement with a marketing group to provide services relating to development of collateral materials, presentation materials, and advertising related to the Company’s equity drive. The Company was to pay up to $282,000 for the services provided. From inception of the agreement, the Company has incurred $261,411 for consulting services, including $32,466 in accounts payable. These costs are included in Deferred Offering Costs which were expensed as of July 31, 2008.

On October 18, 2007, the Company entered into an agreement with a consulting firm to provide services to obtain permanent debt financing for the construction of a 40 million gallon plant for a period of 120 days beginning on October 18, 2007. The Company shall pay a fee of 2% of the loan amount when permanent financing is provided. Graceland University paid the $30,000 good faith deposit on behalf of the Company. Once the Company breaks escrow, the Company will pay the consulting firm $30,000 and the consulting firm will then refund Graceland University’s $30,000 deposit. The deposit is fully refundable in the event that permanent debt financing is not provided. In the event the Company does not meet the requirements to break escrow the agreement will immediately terminate. The Company has a verbal agreement with Graceland University as of July 31, 2008 which establishes that Graceland will not demand repayment of the $30,000 until the decision to enter into a private offering is made.

Condensed Notes to Unaudited Financial Statements

On August 13, 2008, the Company entered into an agreement with a consulting firm to seek equity financing of $9,000,000 for the construction of a 40 million gallon plant in southern Iowa. The Company is to pay a deposit of $3,000 and provide a 2% commission on the equity raised by the consulting firm, provided the consulting firm raises $9,000,000 in equity financing.

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

Overview

Southern Iowa BioEnergy LLC is a development-stage Iowa limited liability company. It was formed on January 26, 2005 for the purpose of developing, constructing and operating a 30 million gallon per year biodiesel plant near Lamoni in southern Iowa. We amended our Articles of Organization by filing our Amended and Restated Articles of Organization with the Iowa Secretary of State on April 15, 2005. We recently completed a rescission offer to subscribers in our federally registered offering wherein we offered subscribers a refund of their subscription deposit plus statutory interest. The period to elect rescission ended on July 7, 2008. A total of 354 subscribers elected to have their deposits returned. Our escrow agent returned the deposits plus statutory interest on July 29, 2008 to all individuals who elected to rescind their subscription. A total of 47 subscribers did not elect rescission. However, due to changes in the biodiesel market and our business strategy, our board of directors elected on August 26, 2008 to return all remaining deposits to those subscribers who did not elect to accept our rescission offer and to withdraw our federal and state securities registrations. On September 4, 2008, our escrow agent returned all of the remaining funds in our escrow account to these subscribers. We canceled all promissory notes and subscription agreements we received from subscribers in our registered offering. Our board subsequently withdrew our federal registration, reserving the right to proceed with a private offering at some point in the future in order to continue the development of our proposed project. However, no definitive decision has been made with respect to such a private offering. Once the withdrawal of our registered offering has been granted, we will give notice to the states where we are currently registered of the federal withdrawal of our registration statement.

We plan to request a no action letter from the SEC, asking that the SEC concur with our view that the effectiveness of our registration statement during our current fiscal year would not preclude us from suspending our duty to file periodic reports with the SEC. We believe this is appropriate because we did not sell any of our units in the registered offering and we no longer have any pending state or federal securities registrations. Further, all of the funds that we were holding in escrow as deposits have been returned to the subscribers who deposited those funds and we have canceled all of the outstanding promissory notes and subscription agreements that subscribers issued to us in our registered offering. We believe that as a result of these developments, periodic reporting is no longer necessary to inform subscribers in our registered offering of the status of our project development. We believe that the few if any benefits from continuing our federal reporting obligations will be significantly outweighed by the costs and burdens that such reporting will place on us.

From our inception, and until July 31, 2008, we have incurred accumulated losses of approximately $2,249,462. Since we have never become operational, we do not yet have comparable income, production or sales data.

Plan of Operations for the Next 12 Months

We expect to spend at least the next 12 months focused on two primary activities: (1) withdrawing our federal and state securities registrations; and (2) determining whether to abandon our project and dissolve the company or proceed with a private offering in order to continue development of our proposed project. We do not expect our seed capital proceeds and current credit facilities to supply us with enough cash to cover our costs through this period, including staffing, office costs, audit, consulting, legal, compliance and staff training. If we decide to continue pursuing our development plans, we expect to continue to seek interim debt financing in order to continue to proceed with our plan of operations for the next 12 months. Our decision will depend on the business conditions in the biodiesel industry, our ability to secure the equity and debt financing we require, agreements we may secure for feedstock to produce biodiesel, and other factors.

Federal and State Registration Withdrawal

On September 16, 2008, we filed notice of withdrawal of our federal and state securities registrations. We have previously returned all of the funds we were holding in escrow from subscription deposits in our registered offering. We have canceled all of the promissory notes and subscription agreements that were issued by our subscribers in our registered offering. Our board has reserved the right to proceed with a private offering sometime in the future depending on the condition of the biodiesel market. However, no decision has been made as to whether we will proceed with a private offering. We sent notice to each state in which we were registered that we filed notice with the SEC of our withdrawal of our registration statement.

Current Business Condition

Liquidity and Capital Resources

As of July 31, 2008, we had total assets of approximately $416,438 consisting primarily of property and equipment. As of July 31, 2008, we had current liabilities of approximately $1,709,736 consisting primarily of our operating lines of credit, current maturities of notes payable and accounts payable. Since our inception through July 31, 2008, we had an accumulated deficit of approximately $2,249,462, primarily due to start-up business costs. Total liabilities and members' equity as of July 31, 2008, was a deficit of approximately $416,438. Since our inception, we have generated no revenue from operations. Due to the decision to withdraw our federal and state securities registrations, we've determined to expense the deferred offering costs totaling $684,320, relating to those registrations as of July 31, 2008.

Current Debt

We currently have a total of $1,230,131 in outstanding short-term debt, much of which has been guaranteed by our directors and secured by all of our assets. Our debt is as follows:

•
$610,051 in debt to Great Western Bank which accrues interest at 8.74% and is due in full on September 15, 2008. The Company is currently negotiating an extension with the bank and is near reaching an agreement with the bank.

•
$100,000 in debt to American State Bank - Osceola which is currently accruing interest at 10% which was due in full on August 16, 2008 on which we have made interest payments only. This note was amended on September 9, 2008 effective August 16, 2008 and was extended through December 9, 2008.

•
$50,040 in debt to American State Bank - Osceola which is currently accruing interest at 5% which was due in full on August 16, 2008 on which we have only made interest payments. On September 9, 2008, the note was amended effective as of August 16, 2008 and extended through December 9, 2008.

•
$40,040 in debt to American State Bank - Osceola which is currently accruing interest at 10% which was due in full on August 16, 2008 on which we have only made interest payments. On September 9, 2008, this note was amended effective August 16, 2008 and extended through December 9, 2008. This amendment also increased the interest rate from 10% to 10.5%.

•	$15,040 in debt to American State Bank - Osceola which is currently accruing interest at 6.433% which is due in full on October 26, 2008.
•	$30,000 in debt to Great Western Bank which accrues interest at 8.74% and is due in full on September 20, 2008. We plan to negotiate an extension with the bank with respect to this loan.

Debt Financing Commitment

We do not currently have a debt financing commitment to construct our proposed biodiesel plant. We anticipate that no lender will give us a debt financing commitment until we can secure the necessary equity to complete our project.

Seed Capital Units

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

Grants

We have been awarded a series of grants to complete our project. We have not drawn funds on some of the grants, and we may never be able to do so depending on whether we decide to continue to develop our project. We are currently in default of a loan from the Iowa Department of Economic Development in the amount of $385,000. Even if we decide to continue the development of our project, we may not be able to draw all of the grants that we have received due to delays between the time when the grants were awarded and when we may be in a position to receive the funds.

Product Research and Development

We do not anticipate engaging in any product research or development activities in the next 12 months.

Site Acquisition

We purchased 13 acres of land from Jack Cooley, one of our initial directors, for $130,000. In addition, we entered into an installment agreement with Fonda Brodsack to purchase 20 additional acres for our biodiesel facility adjacent to the property purchased from Mr. Cooley. Under the terms of the installment agreement with Ms. Brodsack, we agreed to pay $60,000 for the land, of which $30,000 had been paid as of July 31, 2008. Subsequent to the period covered by this report, Great Western Bank loaned us $30,000 to pay the remaining balance of the land purchase contract to Ms. Brodsack and we therefore own the site subject to the mortgages encumbering the property.

Purchase of Plant and Equipment

Our board may proceed with a private equity offering at some point in the future should conditions in the biodiesel industry dictate. If this is the case, we may proceed with trying to secure the equity we require to construct a biodiesel plant in Osceola, Iowa. However, we have returned all of the deposits we received for equity in our registered offering and we have requested withdrawal of our state and federal securities registrations and currently have no debt and equity financing arrangements in place to complete development of our proposed biodiesel plant.

Employees

We currently have one full-time employee. If we continue our project development and complete construction of our proposed biodiesel plant, we expect to hire approximately 14 full-time employees as needed.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include the deferral of expenditures for offering costs, which are dependent upon successful financing of the project. We defer the costs incurred to raise equity financing until that financing occurs. The costs of $684,320 were expensed during the quarter ended July 31, 2008. At the time we issue new equity, we will net these costs against the equity proceeds received. Alternatively, if the equity financing does not occur, we will expense the offering costs. It is at least reasonably possible that this estimate may change in the near term.

Management estimates that all of the raw materials in construction in process may be utilized by our new construction contractor. However, we are also in the process of trying to sell some of the materials that were previously purchased. If we are unable to use the materials or sell them for the value that we have attributed to them, the portion we do not utilize or realize on the sale of the materials will be expensed to organizational and start up costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3A(T). Controls and Procedures

Our management, including our President (the principal executive officer), William T. Higdon, along with our Treasurer (the principal financial officer), Alan Elefson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 9, 2006, our registered offering, Commission File No. 333-131775, was declared effective by the SEC. As of the date of this report, we have not received or used any proceeds from our registered offering. We filed a series of post-effective amendments to our registration statement which was declared effective on May 30, 2008. We have decided to terminate our registered offering before we have sold any of the units we were offering. We believe termination of our registered offering is appropriate because of the current conditions in the biodiesel industry and the large number of subscribers who elected to rescind their subscriptions for our units in our registered offering. We have returned all of the deposits from our registered offering that were being held in escrow and we have canceled the promissory notes and subscription agreements issued to us by subscribers in our registered offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
10.1	American State Bank – Osceola Promissory Note dated July 28, 2008

10.2	Great Western Bank Promissory Note dated August 20, 2008

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)

32.1	Certificate Pursuant to 18 U.S.C. § 1350

32.2	Certificate Pursuant to 18 U.S.C. § 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN IOWA BIOENERGY LLC

Date: September 19, 2008	/s/ William T. Higdon
William T. Higdon
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 19, 2008	/s/ Alan Elefson
Alan Elefson
Treasurer
(Principal Financial and Accounting Officer)